Form 10QSB
period 2008-01-31
Punchline Entertainment, Inc.
filed 2008-03-13
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2008

                        Commission File Number 333-146934


                          PUNCHLINE ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                      N/A
(State of incorporation)                                    (Employer ID Number)

                              991 24th Drive, S.E.
                                Everett, WA 98208
                                 (425)-923-8012
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,000,000 shares of Common Stock outstanding as of January 31, 2008.

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   Jan. 31,           July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  9,400           $ 22,618
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  9,400             22,618

OTHER ASSETS
  Vending Equipment                                                   5,000              5,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    5,000              5,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 14,400           $ 27,618
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $     --           $     --
  Advances from Officers                                                100                100
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               100                100

      TOTAL LIABILITIES                                                 100                100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,000,000 shares issued and outstanding
   as of October 31 and July 31, 2007 respectively                    5,000              5,000
  Additional paid-in capital                                         23,000             23,000
  Deficit accumulated during Development stage                      (13,700)              (482)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           14,300             27,518
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 14,400           $ 27,618
                                                                   ========           ========


                       See Notes to Financial Statements

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       December 11, 2006
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                  Jan. 31,             Jan. 31,             Jan. 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $      445           $      915           $      915
                                                 ----------           ----------           ----------
TOTAL REVENUES                                          445                  915                  915

GENERAL & ADMINISTRATIVE EXPENSES                     8,524               14,133               14,615
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               8,524               14,133               14,615
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (8,079)          $  (13,218)          $  (13,700)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,000,000            5,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                           December 11, 2006
                                                                           Six Months         (inception)
                                                                             Ended              through
                                                                            Jan. 31,           Jan. 31,
                                                                              2008               2008
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $(13,218)          $(13,700)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Accounts payable and accrued liabilities
    (Increase) Decrease in Advance from Officers                                  --                100
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (13,218)           (13,600)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Vending Equipment                                                      --             (5,000)
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --             (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        --              5,000
  Additional paid-in capital                                                      --             23,000
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     --             28,000
                                                                            --------           --------

NET INCREASE (DECREASE) IN CASH                                              (13,218)             9,400

CASH AT BEGINNING OF PERIOD                                                   22,618                 --
                                                                            --------           --------

CASH AT END OF YEAR                                                         $  9,400           $  9,400
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                  $     --           $     --
                                                                            ========           ========
  Income Taxes                                                              $     --           $     --
                                                                            ========           ========


                       See Notes to Financial Statements

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION

     PUNCHLINE ENTERTAINMENT, INC. (the "Company") is a Nevada corporation incorporated on December 11, 2006. The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and night clubs in the Seattle, Washington area. To date, the Company has placed one entertainment machine in Lynwood, Washington. Revenue will come from the money that the machines collect from the players. The Company has also raised $28,000 in equity capital to date. The Company's fiscal year end is July 31st.

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things at quarter ending, January 31, 2008, the Company had a loss from operations of $8,524, working capital equity of $9,400 and has earned $915 in revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

     In response to these problems, management intends to raise additional funds through public or private placement offerings.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

     a)  BASIS OF PRESENTATION

         The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

     b)  USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     c)  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

     d)  FAIR  VALUE  OF  FINANCIAL   INSTRUMENTS   AND  DERIVATIVE   FINANCIAL
         INSTRUMENTS

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

     e)  SEGMENTED REPORTING

         SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

     f)  FEDERAL INCOME TAXES

         Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     g)  EARNINGS (LOSS) PER SHARE

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings
         (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

     h)  STOCK-BASED COMPENSATION

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended January 31, 2008 the Company did not have any stock-based compensation.

     i)  REVENUE RECOGNITION

          The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

          (i)   Persuasive evidence for an agreement exists;
          (ii)  Service has occurred;
          (iii) The fee is fixed or determinable; and
          (iv)  Revenue is reasonably assured.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

3. CAPITAL STOCK

     a)  AUTHORIZED STOCK

         The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     b)  SHARE ISSUANCES

         Since inception (Dec 11, 2006), to January 31, 2008, the Company has issued a total of 3,000,000 shares of common stock to the director at $.001/per share. Another 1,500,000 shares were issued to private shareholders at $.01/per share and another 500,000 shares to private shareholders at $.02/ per share for a total of $28,000.

4. INCOME TAXES

     The company has incurred operating losses of $14,615, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

         Future income tax assets: 2007
           Net operating  loss (from  inception (Dec 11, 2006
            to Jan 31, 2008)                                          $ 14,615
           Statutory tax rate (combined federal and state)                  34%
                                                                      --------
           Non-capital tax loss                                          4,969
           Valuation allowance                                          (4,969)
                                                                      --------
                                                                      $     --
                                                                      ========

     The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5. NEW ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     FASB STATEMENTS:

     In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "SHARE-BASED PAYMENT." SFAS 123R replaces SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

     In December 2004, FASB issued Financial Accounting Standards No. 153, "EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

     In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

     In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

     In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

     In September 2006, FASB issued Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

     In February 2007, FASB issued Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

     Nikolai Malitski, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

     Nikolai Malitski, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering

     While the company is seeking additional capital, Mr. Malitski has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Malitski was $ 100 on January 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We earned revenues of $470 and $445 during the three month and six month periods ending January 31, 2008.

We have incurred operating expenses in the amount of $8,524 and $14,133 for the three and six month periods ending January 31, 2008. The operating costs were comprised primarily of general and administrative expenses.

Our net loss for the three month period ending January 31, 2008 was $8,079. Our net loss from inception through January 31, 2008 was $13,700.

At January 31, 2008, we had total assets of $14,400 consisting of $9,400 in cash and $5,000 in vending equipment. At the same date we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the purchase of amusement games. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

We are engaged in the business of placing strength testing amusement machines called Boxers, in various venues in the State of Washington.

Our plan of operation for the next twelve months is to enter into agreements with bars, pubs and night-clubs granting us permission to set up Boxers at their premises. We intend to contact 100 venues in the general Seattle area and hope to place between15-20 Boxers. Thereafter, we intend to expand our business to other locations throughout North America. We anticipate that these activities will cost approximately $100,000.

In the next 12 months, we also anticipate spending an additional $20,000 on professional fees and general administrative expenses, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

Total expenditures over the next twelve months are therefore expected to be approximately $120,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We expect to earn continued revenues from the one machine we have already placed but there is no guaranty that this will occur.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-146934.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted principles (US GAAP) applicable to development stage companies.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in bank, money market funds and certificate to term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

SEGMENTS REPORTING

SFAS Number 131, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of the business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109 "Accounting for Income Taxes", which requires the use of the assets/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, liabilities, their respective tax bases and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement number 128, "Earnings per Share", ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings(loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the reporting period.

STOCK-BASED COMPENSATION

The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No.96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services". For the period ending January 31, 2008 the Company by did not have any stock-based compensation.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104 ("SAB"), "Revenue Recognition in Financial Statements". Revenue will consist of service income and will be recognized only when all of the following criteria have been met:

     (I)   Persuasive evidence for an agreement exists;
     (II)  Service has occurred;
     (III) The fee is fixed or determinable; and
     (IV)  Revenue is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No.155 amends SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurements for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No.155 amends SFAS No.140, "Accounting for the Impairment of Disposal of Long-Lived Assets", to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operation.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets", and amendment of FASB Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, FASB issued Financial Accounting Standards No.157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have any significant effect on the Company's future financial position or results of operations.

In September 2006, FASB issued Financial Accounting Standards No 158, "Employers' Accounting for Defined Benefit Pension and Other Post -Retirement Plans-an amendment of FASB Statements No.'s 87, 88, 106 and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changer occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for- profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year -end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publically traded equity securities is required to initially recognize the funded status of a defined benefit post retirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations.

In February 2007, FASB issued Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weakness in our internal controls and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

     Exhibit
     Number                          Description
     ------                          -----------

       3.1        Articles of Incorporation*
       3.2        Bylaws*
      31.1        Sec. 302 Certification of Principal Executive Officer
      31.2        Sec. 302 Certification of Principal Financial Officer
      32.1        Sec. 906 Certification of Principal Executive Officer
      32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2008               Punchline Entertainment Inc., Registrant


                             By: /s/ Nikolai Malitski
                                 -----------------------------------------------
                                 Nikolai Malitski, President, Chief Executive
                                 Officer, Principal Financial Officer, Principal Accounting Officer and Director