Form 10QSB/A
period 2008-01-31
Punchline Entertainment, Inc.
filed 2008-04-25
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

April 25, 2008               Punchline Entertainment Inc., Registrant


                             By: /s/ Nikolai Malitski
                                 -----------------------------------------------
                                 Nikolai Malitski, President, Chief Executive
                                 Officer, Principal Financial Officer, Principal Accounting Officer and Director