Form 10QSB
period 2008-04-30
Punchline Entertainment, Inc.
filed 2008-06-11
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 5,000,000 shares of Common Stock outstanding as of April 30, 2008.

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     98           $ 22,618
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     98             22,618

OTHER ASSETS
  Vending Equipment                                                   5,000              5,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    5,000              5,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,098           $ 27,618
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $     --           $     --
  Advances from Officers                                              5,100                100
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,100                100

      TOTAL LIABILITIES                                               5,100                100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,000,000 shares issued and outstanding
   as of April 30, 2008 and July 31, 2007 respectively                5,000              5,000
  Additional paid-in capital                                         23,000             23,000
  Deficit accumulated during Development stage                      (28,002)              (482)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               (2)            27,518
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,098           $ 27,618
                                                                   ========           ========


                       See Notes to Financial Statements

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       December 11, 2006
                                                Three Months          Nine Months         (inception)
                                                   Ended                Ended               through
                                                  April 30,            April 30,            April 30,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $      915           $      915
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                  915                  915

GENERAL & ADMINISTRATIVE EXPENSES                    14,383               28,435               28,917
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              14,383               28,435               28,917
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (14,383)          $  (27,520)          $  (28,002)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,000,000            5,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                          Punchline Entertainment, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                          December 11, 2006
                                                                        Nine Months          (inception)
                                                                          Ended                through
                                                                         April 30,             April 30,
                                                                           2008                  2008
                                                                         --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $(27,520)             $(28,002)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase)Decrease in Accounts payable and accrued liabilities
    (Increase)Decrease in Advance from Officers                             5,000                 5,100
                                                                         --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (22,520)              (22,902)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Vending Equipment                                                   --                (5,000)
                                                                         --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                     --                 5,000
  Additional paid-in capital                                                   --                23,000
                                                                         --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  --                28,000
                                                                         --------              --------

NET INCREASE (DECREASE) IN CASH                                           (22,520)                   98

CASH AT BEGINNING OF PERIOD                                                22,618                    --
                                                                         --------              --------

CASH AT END OF YEAR                                                      $     98              $     98
                                                                         ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                               $     --              $     --
                                                                         ========              ========
  Income Taxes                                                           $     --              $     --
                                                                         ========              ========


                       See Notes to Financial Statements

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

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

   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things at quarter ending, April 30, 2008, the Company had a loss from operations of $ 28,002, working capital equity of $ 98 and has earned $915 in revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

3. CAPITAL STOCK

   a) AUTHORIZED STOCK

     The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

   b) SHARE ISSUANCES

     Since inception (Dec 11, 2006), to April 30, 2008, the Company has issued a total of 3,000,000 shares of common stock to the director at $.001/per share. Another 1,500,000 shares were issued to private shareholders at $.01/per share and another 500,000 shares to private shareholders at $.02/ per share for a total of $28,000.

4. INCOME TAXES

   The company has incurred operating losses of $ 28,002, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

   Details of future income tax assets are as follows:

                                                                   2008
                                                                 --------
     Future income tax assets:
     Net operating loss (from inception (Dec. 11, 2006
      to  Apr. 30, 2008)                                         $ 28,002

     Statutory tax rate (combined federal and state)                   34%
                                                                 --------
     Non-capital tax loss                                           9,521
     Valuation allowance                                           (9,521)
                                                                 --------

                                                                 $     --
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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

   Nikolai Malitski, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

   Nikolai Malitski, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering

   While the company is seeking additional capital, Mr. Malitski has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Malitski was $ 5,100 on April 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We earned revenues of $915 during the nine month period ending April 30, 2008.

We have incurred operating expenses in the amount of $28,435 for the nine month period ending April 30, 2008. The operating costs were comprised primarily of general and administrative expenses.

Our net loss for the three month period ending April 30, 2008 was $14,383. Our net loss from inception through January 31, 2008 was $28,002.

At April 30, 2008, we had total assets of $5,098 consisting of $98.in cash and $5,000 in vending equipment. At the same date we had no liabilities.

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

STOCK-BASED COMPENSATION

The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No.96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services". For the period ending April 30, 2008 the Company by did not have any stock-based compensation.

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

ITEM 4. EXHIBITS

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

June 10, 2008                Punchline Entertainment Inc., Registrant


                             By: /s/ Nikolai Malitski
                                 -----------------------------------------------
                                 Nikolai Malitski, President, Chief Executive
                                 Officer, Principal Financial Officer, Principal Accounting Officer and Director