Form 10-K
Punchline Entertainment, Inc.
filed 2008-10-29
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K

  Annual Report Pursuant to Section 13) or 15(d) of The Securities Act of 1934

                    For the Fiscal Year ended July 31, 2008
                       Commission File Number 333-146934

                         PUNCHLINE ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its charter)

                             Nevada
N/A
        (State of incorporation)                   (Employer ID Number)

                              991 24th Drive, S.E.
                               Everett, WA 98208
                                 (425)-923-8012
         (Address and telephone number of principal executive offices)

          Securities registered pursuant to section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                         Common stock, $.001 par value

Indicate by check mark if the registrant is a well- known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes (  )    No (X)

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act,        Yes (  )    No(X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes(X)      No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this form 10-K or any amendment to this form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (  )              Accelerated Filer (  )
Non-accelerated filer   (  )              Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).  Yes(X)     No (  )

As of October 29, 2008, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 29, 2008.

                               TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 1A: RISK FACTORS ........................................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................5

ITEM 3:  LEGAL PROCEEDINGS....................................................6

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............6

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7

ITEM 7:  FINANCIAL STATEMENTS................................................11

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURES ..............................................23

ITEM 8A: CONTROLS AND PROCEDURES.............................................23


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........24

ITEM 10: EXECUTIVE COMPENSATION..............................................25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......26

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26

ITEM 13: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................26

ITEM 14: EXHIBITS............................................................26

ITEM 1  DESCRIPTION OF BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

We were incorporated on December 11, 2006 under the laws of the State of Nevada. On that date, Nikolai Malitski was appointed as President, Secretary, Treasurer, Chief Executive Officer and Director.

IN GENERAL

We are a development stage company. We are engaged in the placing of strength testing amusement gaming machines called Boxers, in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. As of July 31, 2008, we have acquired one Boxer that has been placed in Lynwood, Washington. We expect to continually receive revenue from this placement, however there is no guarantee that this will occur.

Our business plan for the next twelve months is to contact 100 or more locations in the North West of the United States. We hope to place 15-20 machines in those locations. Our entertainment machine is unique from any other vending and computer arcade machines. It can easily compliment or replace existing entertainment machines such as electronic arcade games, darts and even pool tables. We anticipate that that these activities will cost approximately $100,000.

In the next 12 months we also anticipate spending an additional $20,000 on professional fees and general administrative expenses including fees payable in connection with the filing of this annual report and complying with reporting obligations.

ITEM 1A  RISK FACTORS


IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

As of July 31, 2008, we had cash in the amount of $2,198.

We currently have no operations and no income. Our business plan calls for significant expenses in connection with marketing and the placement of machines. We do not have sufficient funds on hand, therefore if we are unable to obtain additional funding we will have to cease operations.

The most likely source of future funds available to us, is through the sale of equity capital. Any sale of share capital will result in the dilution to existing shareholders.

HIGH RISK OF BUSINESS FAILURE

The current slow-down in general business activity has made it very difficult for us to re-commence operations and we have no income because the machine that we have placed is in need of repair. Potential investors should be aware of the challenges involved in our business and the high rate of failure of this type of enterprise.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE GAMING MACHINE BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our director has no technical training or experience in operating and maintain the machines. In addition, we do not have any employees with experience in this business sector. As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand. As well, our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

BECAUSE OUR DIRECTOR AND OFFICER OWNS 60% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Nikolai Malitski, our director, owns approximately 60% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of the individual may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR PRESIDENT HAS OTHER BUSINESS INTERESTS AND MAY NOT BE ABLE OR WILLING TO DEVOTE SUFFICIENT TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL

Our president, CEO and Principal Financial Officer, Mr. Malitski intends to respectively devote 30% of his business time to our affairs. It is possible that the demands on Mr. Malitski from their other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Malitski may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

FORWARD LOOKING STATEMENTS

This annual report contains forward- looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2   DESCRIPTION OF PROPERTY

THE COMPANY DOES NOT OWN OR LEASE ANY PROPERTY

ITEM 3   LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2008.

PART 11

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "PUNL". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities and therefore no high and low bid pricing. As of the date of this report we had 27 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with these rules, Some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from these rules, to deliver a standardized disclosure document, which:

             Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

             Contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or requirements of the Securities Act of 1934, as amended;

             Contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

             Contains a toll-free telephone number for inquiries on disciplinary actions;

             Defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

             Contains such other information and is in such form( including language, type, size and format) as the Securities and exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

             The bid and offer quotation for the penny stock;

             The compensation of the broker-dealer and its salesperson in the transaction;

             The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for said stock; and

             Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant and will furnish financial reports in our quarterly and annual reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have incurred operating expenses in the amount of $32,423 for the year ending July 31, 2008. The operating costs were comprised primarily of general and administrative expenses.

We earned revenues of $915 during the year ending July 31, 2008. Our net loss for the three month period ending July 31, 2008 was $2,820. Our net loss from inception through July 31, 2008 was $32,905.

At July 31, 2008, we had total assets of $7,198 consisting of $2,198 in cash and $5,000 in vending equipment. At the same date we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the purchase of amusement games. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Total expenditures over the next twelve months are therefore expected to be approximately $120,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off- balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-146934.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted principles (US GAAP) applicable to development stage companies and are presented in US dollars.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, in the management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No.52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States Dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS 128. "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common share outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No.123R, "Share-based Payments," which replaced SFAS 123, "Accounting for Stock-based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No.123 was to be effective for interim or annual reporting periods beginning on or after June15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No.123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No.123R. The Company did not report any compensation expense for the period ended July 31, 2008 because there were no stock options outstanding prior to the adoption or at July 31, 2008.

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

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 7   FINANCIAL STATEMENTS

                         PUNCHLINE ENTERTAINMENT, INC.

                                     Index




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

      BALANCE SHEET - JULY 31, 2008 AND 2007

      STATEMENT OF OPERATIONS - YEARS ENDED JULY 31, 2008 AND 2007

      STATEMENT OF STOCKHOLDERS' EQUITY - YEARS ENDED JULY 31, 2008 AND 2007

      STATEMENT OF CASH FLOWS - YEARS ENDED JULY 31, 2008 AND 2007


NOTES TO FINANCIAL STATEMENTS

                              GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                           SEATTLE, WASHINGTON 98144
                       (206) 328-8554  FAX(206) 328-0383

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
PUNCHLINE ENTERTAINMENT, INC.

I HAVE AUDITED THE ACCOMPANYING BALANCE SHEET OF PUNCHLINE ENTERTAINMENT, INC. (A DEVELOPMENT STAGE COMPANY) AS OF JULY 31, 2008 & 2007, AND THE RELATED STATEMENT OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR YEARS THEN ENDED AND THE PERIOD FROM DECEMBER 11, 2006 (INCEPTION), TO JULY 31, 2008. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON MY AUDIT.

I CONDUCTED MY AUDIT IN ACCORDANCE WITH THE STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES). THOSE STANDARDS REQUIRE THAT I PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES
IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. I BELIEVE THAT MY AUDIT PROVIDES A REASONABLE BASIS FOR MY OPINION.

IN MY OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF PUNCHLINE ENTERTAINMENT, INC., (A DEVELOPMENT STAGE COMPANY) AS OF JULY 31, 2008 AND 2007, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE YEARS THEN ENDED AND FROM DECEMBER 11, 2006 (INCEPTION), TO JULY 31, 2008 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES OF AMERICA.

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE # 1 TO THE FINANCIAL STATEMENTS, THE COMPANY HAS HAD NO OPERATIONS AND HAS NO ESTABLISHED SOURCE OF REVENUE. THIS RAISES SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLAN IN REGARD TO THESE MATTERS IS ALSO DESCRIBED IN NOTE # 1. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.



SEATTLE, WASHINGTON
OCTOBER 24, 2008

PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
                                         AS OF          AS OF
                                         JULY 31,       JULY 31,
                                         2008           2007

                                ASSETS

CURRENT ASSETS
 Cash                                    $2,198         $22,618

TOTAL CURRENT ASSETS                      2,198          22,618

OTHER ASSETS
  Vending Equipment                       5,000          5,000

TOTAL OTHER ASSETS                        5,000          5,000

TOTAL ASSETS                             $7,198         $27,618

                   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                        $2,003         $
 Loan from Director                       10,100         100

TOTAL CURRENT LIABILITIES                 12,103         100

TOTAL LIABILITIES                         12,103         100

STOCKHOLDERS' EQUITY
Common stock, ($0.001 par
value, 75,000,000 shares
authorized; 5,000,000 shares
issued and outstanding
as of July 31, 2007                       5,000          5,000
Additional paid-in capital                23,000         23,000
Deficit accumulated during
exploration stage                         (32,905)       (482)

TOTAL STOCKHOLDERS' EQUITY                (4,905)        27,518

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                     $7,198         $27,618


PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                              DECEMBER 11, 2006
                                                              (INCEPTION)
                         YEAR ENDED        YEAR ENDED         THROUGH
                         JULY 31,          JULY 31,           JULY 31,
                         2008              2007               2008


REVENUES
 Revenues               $915              $-                 $915

TOTAL REVENUES           915               -                  915

GENERAL &ADMINISTRATIVE
EXPENSES                 33,338            482                33,820

TOTAL GENERAL &
ADMINISTRATIVE
EXPENSES                 33,338            (482)              33,820

NET INCOME (LOSS)       $(32,423)         $(482)             $(32,905)

BASIC EARNING (LOSS)
PER SHARE               $0.01             $(0.00)


WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING       5,000,000         4,565,625




PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 11, 2006 (INCEPTION) THROUGH JULY 31, 2008
                                                          DEFICIT
                      COMMON     COMMON     ADDITIONAL    ACCUMULATED
                      STOCK      STOCK      PAID-IN       DURING         TOTAL
                                 AMOUNT     CAPITAL       EXPLORATION
                                                          STAGE


BALANCE, DECEMBER
11, 2006             $-         $-         $-            $-             $-

Stock issued for
cash on February 22,
2007 @ $0.001
per share             3,000,000 $3,000                                  $3,000

Stock issued for
cash on March 15,
2007 @$0.01
per share             1,500,000 $1,500     $13,500                      $15,000

Stock issued for
cash on May 9,
2007 @ $0.02
per share             500,000   $500       $9,500                       $10,000

Net loss, July 31,
2007                                                       (482)         (482)

BALANCE, JULY 31,
2007                  5,000,000 $5,000     $23,000        $(482)       $27,518

Net loss, July 31,
2008                                                       (32,423)    (32,423)

BALANCE, JULY 31,
2008                  5,000,000 $5,000     $23,000        $(32,905)    $(4,905)

PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                              DECEMBER 11, 2006
                                                              (INCEPTION)
                         YEAR ENDED        YEAR ENDED         THROUGH
                         JULY 31,          JULY 31,           JULY 31,
                         2008              2007               2008

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income (loss)      $(32,423)         $(482)             $(32,905)
 Adjustments to
 reconcile net
 loss to net cash
 provided by (used in)
 operating activities:
 changes in operating
 assets  and liabilities:
 (Increase) Decrease in
 Accounts Payable 0      2,003                                 2,003
 (Increase) Decrease
 in Loan from Director   10,000             100                10,100

NET CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES               (20,420)           (382)              (20,802)

CASH FLOWS FROM
INVESTING ACTIVITIES
 Purchase Vending
 Equipment                                  (5,000)            (5,000)

NET CASH PROVIDED BY
(USED IN) INVESTING
ACTIVITIES               -                  (5,000)            (5,000)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Issuance of common
 stock                                      5,000              5,000
 Additional paid-in capital                 23,000             23,000

NET CASH PROVIDED
BY (USED IN) FINANCING
ACTIVITIES               -                  28,000             28,000

NET INCREASE
(DECREASE) IN CASH       (20,420)           22,618             2,198

CASH AT BEGINNING
OF PERIOD                22,618             -                  -

CASH AT END OF YEAR     $2,198             $22,618            $2,198

SUPPLEMENTAL
DISCLOSURES OF
CASH FLOW
INFORMATION

Cash paid during
year for :
 Interest               $-                 $-                 $-
 Income Taxes           $-                 $-                 $-


 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2008


1. ORGANIZATION

Punchline Entertainment, Inc. (the "Company") is a Nevada corporation incorporated on December 11, 2006. The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and night clubs in the Seattle, Washington area.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things at quarter ending, July 31, 2008, the Company had a loss from operations of $ 32,905, working capital equity of $ 2,198 and has earned $915 in revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues and obtaining additional financing to continue operations.

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

b)  Fiscal Periods

The Company's fiscal year end is July 31.

c)  Use of Estimates

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

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

d)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,198 in cash and cash equivalents at July 31, 2008.

e)  Fair Value of Financial Instruments and Derivative Financial Instruments

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

f)  Segmented Reporting

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

g)  Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

h)  Earnings (Loss) per Share

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

i)  Stock-Based Compensation

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

j)  Revenue Recognition

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

k)  Start-up Costs

In accordance with the American Institute of Certified Public Accountants statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The company expenses all incurred in connection with the start-up and organization of the Company.

l)  Foreign Currency Transactions

The Company's functional and reporting currency will be the U.S. Dollar. No significant gains or losses were recorded form inception to July 31, 2008.

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2008


3. CAPITAL STOCK

a)  Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)  Share Issuances

From inception of the Company (Dec 11, 2006), to April 30, 2008, the Company has issued:
3,000,000 shares of common stock to the director at $.001/per share. 1,500,000 shares were issued to private shareholders at $.01/per share. 500,000 shares to private shareholders at $.02/ per share for a total of $28,000.

4.  INCOME TAXES

The company has incurred operating losses of $ 32,905, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:                                             2008
Net operating loss (from inception (Dec 11, 2006 to July 31, 2008)    $32,905
Statutory tax rate (combined federal and state)                        34%
Non-capital tax loss                                                   11,188
Valuation allowance                                                    (11,188)
                                                                      $-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2008


5. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operation, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.


6.  RELATED PARTY TRANSACTIONS

Nikolai Malitski, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.


Nikolai Malitski, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering While the company is seeking additional capital, Mr. Malitski has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Malitski was $ 10,100 on July 31, 2008.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 8A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS, PROCEDURES & CHANGES TO INTERNAL CONTROLS

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation date, based on the framework set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation date and indentified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personal with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personal to properly implement control of procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS: We do not have a functional audit committee and we have no outside directors serving on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1)continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2)increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3)may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestations by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report is as follows:

DIRECTORS:

Name of Director    Age

Nikolai Malitski     58

EXECUTIVE OFFICERS:

Name of Officer     Age          Office

Nikolai Malitski     58          President, Chief Executive Officer,
                                 Secretary, Treasurer and Director

BIOGRAPHICAL  INFORMATION

Set forth below is a brief description of the background and business experience of our officer and director for the past five years.

Mr. Nikolai Malitski has acted as our President, Chief Executive Officer, Treasurer, Secretary and Director since our incorporation on December 11, 2006. He has been involved in maintenance and collection work for amusement games for getting on for three years. He has developed contacts in the business of vending arcade games and we intend to take advantage of his acquired expertise in the field and his accumulated contacts.

Mr. Malitski devotes about 20% of his time planning and organizing activities on behalf of our Company.

ITEM 10 EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


Name &  		Nikolai Maliski, President, CEO, CFO, Treasurer and
Title: 			Director

Year:			2008, 2007, 2006
Salary:			0     0     0
Bonus:			0     0     0
Stock Awards:		0     0     0
Option Awards:		0     0     0
Non-Equity
Incentive Plan
Compensation:		0     0     0
Change in Pension
Value and Non-Qualified
Deferred Compensation
Earnings:		0     0     0
All Other Compensation: 0     0     0
Totals:  		0     0     0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Malitski. We do not pay them any amount for acting as an officer or director.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.
                                                     Amount of      Percent of
Title of Class      Name & Address Beneficial Owner  Beneficial     Ownership
                                                     Ownership

Common Stock        Nikolai Malitski                 3,000,000     60%
                    991 24thDrive S.E.
                    Everett, WA 98208
                    U.S.A

Common Stock        All Officers & directors         3,000,000     60%
                    as a group that consists
                    of one person

The percent of class is based on 5,000,000 shares of common stock issued and outstanding as of the date of this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended July 31, 2008, Mr. Malitski loaned the Company $10,000 for operating costs. He previously loaned the Company $100 for start up costs. As of July 31, 2008, the Company owes Mr. Malitski $10,100. These loans are interest free and there are no specific terms for repayment.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

             {circle}Any director or officer;
             {circle}Any person as a nominee for election as a director; {circle}Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
             {circle}Any member of the immediate family of any of the foregoing persons.

ITEM 13.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit and bookkeeping services including quarterly reviews through July 31, 2008, is $10,900.


                                    Part IV

ITEM 14 EXHIBITS

The following exhibits are included with this annual filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

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

* filed as an exhibit to our registration statement on Form SB-2 dated October 27, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 2008 Punchline Entertainment Inc., Registrant

                         By:  /s/ Nikolai Malitski
                         Nikolai Malitski, President, Chief Executive
                         Officer, Principal Financial Officer, Principal Accounting Officer and Director