Form 10-Q
period 2008-12-15
Punchline Entertainment, Inc.
filed 2008-12-15
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of
                           The Securities Act of 1934

                     For the Period ended October 31, 2008
                       Commission File Number 333-146934

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

 Yes    X                                                             No______


Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

 Yes    X                                                             No______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer (  )         Accelerated filer (  )
Non-accelerated filer    (  )   Smaller reporting company (  )

There were 5,000,000 shares of Common Stock outstanding as of December 15, 2008.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION.................................................3

      ITEM 1.  FINANCIAL STATEMENTS............................................3
      ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION 12
      ITEM 3.  RESULTS OF OPERATIONS..........................................13
      ITEM 4.  CONTROLS AND PROCEDURES........................................18

PART II-OTHER INFORMATION.....................................................18

      ITEM 1.  LEGAL PROCEEDINGS..............................................18
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS18.......................................................
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................18
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19
      ITEM 5.  OTHER INFORMATION..............................................19
      ITEM 6.  EXHIBITS.......................................................19

SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS..............................................................F-1

STATEMENTS OF OPERATIONS ...................................................F-2

STATEMENTS OF CASH FLOWS ...................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ..........................................F-4

PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                      ASSETS

                                               AS OF              AS OF
                                               OCTOBER 31,        JULY 31,
                                               2008               2008

    CURRENT ASSETS
          Cash                                $948               $2,198
    TOTAL CURRENT ASSETS                       948                2,198

    OTHER ASSETS
     Vending Equipment                         5,000              5,000
    TOTAL OTHER ASSETS                         5,000              5,000

          TOTAL ASSETS                        $5,948             $7,198


                          LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

     Accounts payable and accrued             $3,806              2,003

     Advances from Officers                    12,103             10,100

    TOTAL CURRENT LIABILITIES                  15,909             12,103

    TOTAL LIABILITIES                          15,909             12,103

    STOCKHOLDERS' EQUITY

Common stock, ($0.001 par value,
75,000,000 shares authorized;
5,000,000 shares issued and
outstanding as of October 31
and July 31, 2008 respectively                 5,000              5,000

    Additional paid-in capital                 23,000             23,000
    Deficit accumulated during
    Development stage                          (37,961)           (32,905)
    TOTAL STOCKHOLDERS' EQUITY                 (9,961)            (4,905)
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                      $5,948             $7,198


PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS



                                                         DECEMBER 11, 2006
                       THREE MONTHS   THREE MONTHS       (INCEPTION)
                       ENDED          ENDED              THROUGH
                       OCT. 31,       OCT. 31,           OCT. 31,
                       2008           2007               2008

REVENUES

Revenues              $-             $470               $915

TOTAL REVENUES         -              470                915

GENERAL &
ADMINISTRATIVE
EXPENSES               5,056          5,609              38,876

TOTAL GENERAL &
ADMINISTRATIVE
EXPENSES               5,056          5,609              38,876

NET INCOME (LOSS)     $(5,056)       $(5,139)           $(37,961)

BASIC EARNINGS PER
SHARE                 $(0.00)        $(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING     5,000,000      5,000,000



PUNCHLINE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                         2006
                       THREE MONTHS   THREE MONTHS       (INCEPTION)
                       ENDED          ENDED              THROUGH
                       OCT. 31,       OCT. 31,           OCT. 31,
                       2008           2007               2008

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income (loss)    $(5,056)       $(5,139)           $(37,961)

Adjustments to reconcile
net loss to net cash
provided by (used in)
operating activities:
Changes in operating
assets and liabilities:
(Increase)Decrease in
Accounts payable and
accrued liabilities     1,803                           3,806
(Increase)Decrease in
Advance from Officers   2,003         -                 12,103

NET CASH PROVIDED BY
(USED IN)
 OPERATING ACTIVITIES   (1,250)       (5,139)           (22,052)

 CASH FLOWS FROM
 INVESTING ACTIVITIES

Purchase Vending
Equipment                                               (5,000)

NET CASH PROVIDED BY
(USED IN) INVESTING
ACTIVITIES              -             -                 (5,000)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock                                5,000
Additional paid-in capital                              23,000

NET CASH PROVIDED BY
(USED IN) FINANCING
ACTIVITIES              -             -                 28,000

NET INCREASE
(DECREASE) IN CASH     (1,250)      (5,139)             948
CASH AT BEGINNING
OF PERIOD              2,198        22,618              -
CASH AT END OF YEAR   $948         $17,479             $948

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION

Cash paid during year
for:
Interest              $-           $-                  $-
Income Taxes          $-           $-                  $-

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 Notes to Financial Statements
 October 31, 2008


NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

    Punchline Entertainment, Inc. (the "Company") is a Nevada corporation incorporated on December 11, 2006. The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and night clubs in the Seattle, Washington area.

   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business .As at October 31, 2008, the Company had a loss from operations of $37,961 working capital equity of $948 and has earned $915 in revenues since inception. The existing cash may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A)   BASIS OF PRESENTATION

             The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage enterprises.

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

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 Notes to Financial Statements
 October 31, 2008


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   D)  CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $948 in cash and cash equivalents at October 31, 2008.

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

   F)  SEGMENTED REPORTING

       SFAS Number 131, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

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

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 Notes to Financial Statements
 October 31, 2008



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

   I)  STOCK-BASED COMPENSATION

       The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". For the period ended July 31, 2008 the Company did not have any stock-based compensation.

   J)  REVENUE RECOGNITION

       The Company recognizes revenue from the sale of products or services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

          (i)    Persuasive evidence for an agreement exists;
          (ii)   Service has occurred;
          (iii)  The fee is fixed or determinable; and
          (iv)   Revenue is reasonably assured.

   K)  START- UP COSTS

       In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The company expenses all costs incurred in connection with the start- up and organization of the Company.

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 Notes to Financial Statements
 October 31, 2008


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   I)  FOREIGN CURRENCY TRANSACTIONS

       The Company's functional and reporting currency will be the U.S. Dollar. No significant gains or losses were recorded from inception to October 31, 2008.

NOTE 3 CAPITAL STOCK

   A)  AUTHORIZED STOCK

       The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

   B)  SHARE ISSUANCE

       From inception of the Company (Dec 11, 2006), to October 31, 2008, the Company issued: 3,000,000 shares of common stock to the director at $.001/per share.
       1,500,000 shares were issued to private shareholders at $.01/per share 500, 000 shares to private shareholders at $.02/ per share for a total of $28,000.

NOTE 4 INCOME TAXES

       The company has incurred operating losses of $37,961 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

    DETAILS OF FUTURE INCOME TAX ASSETS ARE AS FOLLOWS:

 Future income tax assets:                                                     2008
Net operating loss (from inception Dec 11, 2006 to October    31,2008) $     37,961
 Statutory tax rate (combined federal and state)                                34%
 Non-capital tax loss                                                        12,907
 Valuation allowance                                                       (12,907)
                                                                       $          -

   The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

 Punchline Entertainment, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 Notes to Financial Statements
 October 31, 2008


NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

   The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow.

   As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 6 RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

   While the company is in its organization phase, the director has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due the director was $12,103 on October 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION , ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-Q. Except for the historical information contained herein, the discussion in this form 10-Q contains certain forward-looking statements that involve risk and uncertainties, such as statements of plans, objectives, expectations and intentions. The cautionary statements made in this form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this form 10-Q. The Company's actual results could differ materially from those discussed here.

BUSINESS

Our core business is the placing of strength testing amusement machines called "Boxers", in various venues in the State of Washington.

Our future plan of operation for the next twelve months is to enter into agreements with bars, pubs and night-clubs granting us permission to set up "Boxers" at their premises. We intend to generate income from the placement of these machines in the general Seattle area and after contacting about 100 venues we hope to place between 15 and 20 "Boxers". Thereafter, we intend to expand our business to other locations throughout North America. We anticipate that these activities will cost approximately $100,000.

In the next 12 months, we also anticipate spending an additional $20,000 on professional fees and general administrative expenses, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

Total expenditures over the next twelve months are therefore expected to be approximately $120,000.

We expect to operate at a loss during our initial development/operating period.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the purchase of amusement games. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3  RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending October 31, 2008.

We have incurred operating expenses in the amount of $5,056 for the three month period ending October 31, 2008.

Our net loss for the three month period ending October 31, 2008 was $5,056. Our net loss from inception through October 31, 2008 was $37,961
At October 31, 2008 we had total assets of $948 in cash and at the same date accounts payable of $3,806

We have not attained profitable operations and are dependent upon obtaining financing to pursue the placing of "Boxers" in the Seattle area.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2008, audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-146934.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted principles (US GAAP) applicable to development stage companies.

FISCAL PERIODS

The Company's fiscal year-end is July 31.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in bank, money market funds and certificate to term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $948 in cash and cash equivalents at October 31, 2008.

START-UP COSTS

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "The Reporting on the Costs of Start-up Activities" the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments", which replaced SFAS No.123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees". In January 2005, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.123R.

SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No.123R was to be effective for interim or annual reporting periods beginning on or after June 15 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No.123R. The pro-forma disclosures previously permitted under SFAS No.123R will no longer be an alternative to financial statement recognition. Under SFAS No.123, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all the periods presented. The prospective method requires that compensation expenses be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended July 31, 2008 because there were no stock options outstanding prior to the adoption or at October 31, 2008.

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar. No significant gains or losses were recorded from inception (December 11, 2006) to October 31, 2008.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104 ("SAB"104), "Revenue Recognition in Financial Statements". Revenue will consist of service income and will be recognized only when all of the following criteria have been met:

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period of this report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period of this report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5 OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period of this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

       EXHIBIT
       NUMBER              DESCRIPTION

       3.1                 Articles of Incorporation*
       3.2                 Bylaws*
       31.1                Rule 13a-14(a)/14a-15(d) Certification
       31.2                Rule 13a-14(a)/14a-15(d) Certification
       32.1                Certification pursuant to 18 U.S.C. 1350

* filed as an exhibit to our registration statement on Form SB-2 dated October 27, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2008   Punchline Entertainment Inc., Registrant

                      By:  /s/ Nikolai Malitski
                      ________________________
                      Nikolai Malitski, President, Chief Executive
                      Officer, Chief Financial Officer, Principal
                      Accounting Officer, Treasurer and Sole Director