Form 10-Q
period 2009-01-31
Punchline Entertainment, Inc.
filed 2009-03-17
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of

                           The Securities Act of 1934

                     For the Period ended January 31, 2009

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

Large accelerated filer (  )         Accelerated filer (  )

Non-accelerated filer    (  )   Smaller reporting company (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 17, 2009
Common Stock, $0.001	5,000,000

PUNCHLINE ENTERTAINMENT, INC

Form 10-Q

Page #

PART I

ITEM 1. FINANCIAL STATEMENTS

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets
Assets
	January 31,	July 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$6,448	$2,198
Total Current Assets	6,448	2,198
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

Total Assets	$11,448	$7,198

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$5,500	$2,003
Advances from Officers	20,103	10,100
Total Current Liabilities	25,603	12,103

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(42,155)	(32,905)
Total stockholders’ equity (deficit)	(14,155)	(4,905)
Total liabilities and stockholders’ equity	$11,448	$7,198

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	From Inception on December 11, 2006 through January 31, 2009
Revenues
Revenues	$ -	$ 445	$ -	$ 915	$ 915
Total Revenues	-	445		915	915

Expenses
General and Administrative Expenses	4,194	8,524	9,250	14,133	43,070
Total Expenses	4,194	8,524	9,250	14,133	43,070

Net income (loss)	$ (4,194)	(8,079)	$ (9,250)	(13,218)	(42,155)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	From Inception on December 11, 2006 to January 31, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(9,250)	$(13,218)	$(42,155)
Accounts payables and accrued liabilities	3,497		5,500
Net cash used for operating activities	(5,753)	(13,218)	(36,655)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment			(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	10,003	-	20,103
Net cash provided by financing activities	10,003	-	48,103

Net increase (decrease) in cash and equivalents	4,250	(13,218)	6,448

Cash and equivalents at beginning of the period	2,198	22,618	-
Cash and equivalents at end of the period	$6,448	$9,400	$6,448

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PUNCHLINE ENTERTAINMENT, INC. (the "Company") is a Nevada corporation  incorporated on December 11, 2006. The Company is a development stage company that intends to place vending machines in venues such as bars, pubs  and night clubs in the Seattle, Washington area. As at January 31, 2009, the Company had a loss from operations of $42,155, working capital equity of $6,448 and has earned $915 in revenues since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $42,155 as of January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

  c) Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

 d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual  results  could differ from those estimates.

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

 f) Financial Instruments

The  carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No.  123  and  123 (R).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2009

(Unaudited)

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 h) Income Taxes

 Income taxes are accounted  for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 i) Basic and Diluted Net Loss per Share

 The Company computes net loss per share in  accordance  with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted  earnings  per  share  (EPS) on the face of the income  statement.

 Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect  to all potentially  dilutive  common  shares  outstanding during  the period. Diluted  EPS excludes all potentially dilutive shares if their   effect is anti-dilutive.

j) Fiscal Periods

The Company's fiscal year end is July 31.

k) Recent Accounting Pronouncements

   The  Company  does  not  expect  the  adoption  of recently issued accounting pronouncements to have any significant impact on  the  Company's  results  of operations, financial position or cash flow. As new accounting pronouncements  are issued, the Company will adopt those that are applicable under the circumstances.

3.CAPITAL STOCK

  A)  AUTHORIZED STOCK

 The  Company  has  authorized 75,000,000 common shares  with  $0.001  par value.  Each common  share  entitles the holder to one vote, in person or proxy,  on  any  matter  on  which  action  of  the  stockholder  of  the corporation is sought.

  B)  SHARE ISSUANCE

From inception of the Company  (Dec  11,  2006), to January 31, 2009, the Company  issued  3,000,000 shares of common  stock  to  the  director  at $.001/per share,  1,500,000 shares were issued to private shareholders at $.01/per share and  500, 000 shares to private shareholders at $.02/ per share for a total of  $28,000.

4. INCOME TAXES

 As of January 31, 2009, the Company had net operating loss carry forwards of approximately $42,155 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.  RELATED PARTY TRANSACTIONS

The  sole officer and director of the Company  may,  in  the  future,  become involved  in  other  business opportunities as they become available, thus he may face a conflict in  selecting  between the Company and his other business opportunities.  The company has not formulated a policy for the resolution of such conflicts.

 While the company is in its organization  phase,  the  director  has advanced  funds  to  the  company to pay for any costs incurred by it. These funds  are interest free.  The balance due the director was $20,103 on January 31, 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Punchline Entertainment," refers to PUNCHLINE ENTERTAINMENT, INC.

CURRENT BUSINESS OPERATIONS

We intend to enter into agreements with bars, pubs and night-clubs granting us permission to set up "Boxers" at their premises and we plan to generate income from the placement of these machines in the general Seattle area and after contacting about 100 venues we hope to place between 15 and 20 "Boxers". Thereafter, we intend to expand our business to other locations throughout North America.

We expect to operate at a loss during our initial development/operating period. We have not attained profitable operations and are dependent upon obtaining financing to pursue the purchase of amusement games. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended January 31, 2009 Compared to Six Month Period Ended January 31, 2008

Our net loss for the six-month period ended January 31, 2009 was approximately ($9,250) compared to a net loss of ($13,218) during the six-month period ended January 31, 2008. During the six-month period ended January 31, 2009, we did not generate any revenue compared to  a revenue of $915 during the six-month period ended January 31, 2008.

During the six-month period ended January 31, 2009, we incurred general and administrative expenses of approximately $9,250 compared to $14,133 incurred during the six-month period ended January 31, 2008. General and administrative expenses incurred during the six-month period ended January 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six-month period ended January 31, 2009 was ($9,250) or ($0.00) per share compared to a net loss of ($13,218) or ($0.00) per share during the six-month period ended January 31, 2008. The weighted average number of shares outstanding was 5,000,000 for the six-month period ended January 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended January 31, 2009

As at the six-month period ended January 31, 2009, our current assets were $6,448; other assets were $5,000 and our current liabilities were $25,603, which resulted in a working capital deficiency of ($14,155). As at the six-month period ended January 31, 2009, current assets were comprised of $6,448 in cash and other assets were comprised of $5,000 in Vending Equipment. As at the six-month period ended January 31, 2009, current liabilities were comprised of $20,103 in Advances from Officers and $5,500 in accounts payable and accrued liabilities.

As at the six-month period ended January 31, 2009, our total assets were $11,448 comprised of $6,448 in current assets and  $5,000 in other assets compared to $7,198 at fiscal year ended July 31, 2008. The increase in total assets during the six-month period ended January 31, 2009 from fiscal year ended July 31, 2008 was due to an increase in cash resulting from Advances from Officers.

As at the six-month period ended January 31, 2009, our total liabilities were $25,603 comprised entirely of current liabilities compared to $12,103 at fiscal year ended July 31, 2008. The increase in liabilities during the six-month period ended January 31, 2009 from fiscal year ended July 31, 2008 was primarily due to the increase in Advances from Officers and accounts payables.

Stockholders’ deficit increased from ($4,905) for fiscal year ended July 31, 2008 to ($14,155) for the six-month period ended January 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2009, net cash flows used in operating activities was ($5,753), consisting of a net loss of ($9,250) and accounts payables of $3,497. For the six-month period ended January 31, 2008, net cash flows used in operating activities was ($13,218), consisting of a net loss of ($13,218).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended January 31, 2009, net cash flows provided from financing activities was $10,003, consisting of $10,003 Advances from Officers. For the six-month period ended January 31, 2008, net cash flows provided from financing activities was $0.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2008/2009.  During the period from inception (December 11, 2006) to January 31, 2009, Nikolai Malitski, our Chief Executive Officer and a director, has advanced  funds  to  the  company to pay for any costs incurred by it. These funds  are interest free and payable upon demand.  The balance due the director was $20,103 on January 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2008 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

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

 ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange

     Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange

     Act of 1934  Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b)

      or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section

      906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2009                                Punchline Entertainment Inc.

                                              By:  /s/ Nikolai Malitski

                                              ________________________

                                              Nikolai Malitski, President,

                                              Chief Executive Officer, Chief

                                              Financial Officer, Principal

                                              Accounting Officer,

                                              Treasurer and Sole Director