Form 10-Q
period 2009-04-30
Punchline Entertainment, Inc.
filed 2009-06-15
CIK 1415744

U.S.SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of

                           The Securities Act of 1934

                     For the Period ended April 30, 2009

                       Commission File Number 333-146934

                         PUNCHLINE ENTERTAINMENT, INC.

                 (Name of small business issuer in its charter)

                    Nevada                                    N/A

        (State of incorporation)                   (Employer ID Number)

                              9911 24th Drive, S.E.

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

Large accelerated filer (  )         Accelerated filer (  )

Non-accelerated filer    (  )   Smaller reporting company (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 15, 2009
Common Stock, $0.001	50,000,000

PUNCHLINE ENTERTAINMENT, INC

Form 10-Q

Page #

PART I

ITEM 1. FINANCIAL STATEMENTS

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

Assets
	April 30,	July 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$2,526	$2,198
Total Current Assets	2,526	2,198
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

Total Assets	$7,526	$7,198

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$500	$2,003
Advances from Officers	23,103	10,100
Total Current Liabilities	23,603	12,103

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(44,077)	(32,905)
Total stockholders’ equity (deficit)	(16,077)	(4,905)
Total liabilities and stockholders’ equity	$7,526	$7,198

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	From Inception on December 11, 2006 through April 30, 2009
Revenues
Revenues	$ -	$ -	$ -	$ 915	$ 915
Total Revenues	-	-	-	915	915

Expenses
General and Administrative Expenses	1,922	14,383	11,172	28,435	44,992
Total Expenses	1,922	14,383	11,172	28,435	44,992

Net income (loss)	$ (1,922)	$ (14,383)	$ (11,172)	$ (27,520)	$ (44,077)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	From Inception on December 11, 2006 to April 30, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(11,172)	$(27,520)	$(44,077)
Accounts payables and accrued liabilities	(1,503)		500
Net cash used for operating activities	(12,675)	(27,520)	(43,577)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment			(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	13,003	5,000	23,103
Net cash provided by financing activities	13,003	5,000	51,103

Net increase (decrease) in cash and equivalents	328	(22,520)	2,526

Cash and equivalents at beginning of the period	2,198	22,618	-
Cash and equivalents at end of the period	$2,526	$98	$2,526

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PUNCHLINE ENTERTAINMENT, INC. (the "Company") is a Nevada corporation  incorporated on December 11, 2006. The Company is a development stage company that intends to place vending machines in venues such as bars, pubs  and night clubs in the Seattle, Washington area. As at April 30, 2009, the Company had a loss from operations of $44,077, working capital equity of $2,526 and has earned $915 in revenues since inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $44,077 as of April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2009

 (Unaudited)

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2009

(Unaudited)

3.CAPITAL STOCK

  A)  AUTHORIZED STOCK

The  Company  has  authorized 75,000,000 common shares  with  $0.001  par value.  Each common  share  entitles the holder to one vote, in person or proxy,  on  any  matter  on  which  action  of  the  stockholder  of  the corporation is sought.

  B)  SHARE ISSUANCE

From inception of the Company  (Dec  11,  2006), to April 30, 2009, the Company  issued  3,000,000 shares of common  stock  to  the  director  at $.001/per share,  1,500,000 shares were issued to private shareholders at $.01/per share and  500, 000 shares to private shareholders at $.02/ per share for a total of  $28,000.

4. INCOME TAXES

 As of April 30, 2009, the Company had net operating loss carry forwards of approximately $44,077 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.  RELATED PARTY TRANSACTIONS

While the company is in its organization  phase,  the  director  has advanced  funds  to  the  company to pay for any costs incurred by it. These funds  are interest free.  On April 28, 2009 director  loaned the Company $3,000. As of April 30, 2009  total  balance due the director was $23,103.

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

Nine Month Period Ended April 30, 2009 Compared to Nine Month Period Ended April, 2008

Our net loss for the nine-month period ended April 30, 2009 was approximately ($11,172) compared to a net loss of ($27,520) during the nine-month period ended April 30, 2008. During the nine-month period ended April 30, 2009, we did not generate any revenue compared to  a revenue of $915 during the nine-month period ended April 30, 2008.

During the nine-month period ended April 30, 2009, we incurred general and administrative expenses of approximately $11,172 compared to $28,435 incurred during the nine-month period ended April 30, 2008. General and administrative expenses incurred during the nine-month period ended April 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine-month period ended April 30, 2009 was ($11,172) or ($0.00) per share compared to a net loss of ($27,520) or ($0.00) per share during the nine-month period ended April 30, 2008. The weighted average number of shares outstanding was 5,000,000 for the nine-month period ended April 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended April 30, 2009

As at the nine-month period ended April 30, 2009, our current assets were $2,526; other assets were $5,000 and our current liabilities were $23,603, which resulted in a working capital deficiency of ($16,077). As at the nine-month period ended April 30, 2009, current assets were comprised of $2,526 in cash and other assets were comprised of $5,000 in Vending Equipment. As at the nine-month period ended April 30, 2009, current liabilities were comprised of $23,103 in Advances from Officers and $500 in accounts payable and accrued liabilities.

As at the nine-month period ended April 30, 2009, our total assets were $7,526 comprised of $2,526 in current assets and  $5,000 in other assets compared to $7,198 at fiscal year ended July 31, 2008. The increase in total assets during the nine-month period ended April 30, 2009 from fiscal year ended July 31, 2008 was due to an increase in cash resulting from Advances from Officers.

As at the nine-month period ended April 30, 2009, our total liabilities were $23,603 comprised entirely of current liabilities compared to $12,103 at fiscal year ended July 31, 2008. The increase in liabilities during the nine-month period ended April 30, 2009 from fiscal year ended July 31, 2008 was primarily due to the increase in Advances from Officers.

Stockholders’ deficit increased from ($4,905) for fiscal year ended July 31, 2008 to ($16,077) for the nine-month period ended April 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2009, net cash flows used in operating activities was ($12,675), consisting of a net loss of ($11,172) and accounts payables of $(1,503). For the nine-month period ended April 30, 2008, net cash flows used in operating activities was ($27,520), consisting of a net loss of ($27,520).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended April 30, 2009, net cash flows provided from financing activities was $13,003, consisting of $13,003 Advances from Officers. For the nine-month period ended April 30, 2008, net cash flows provided from financing activities was $5,000, consisting of $5,000 Advances from Officers.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2008/2009.  During the period from inception (December 11, 2006) to April, 2009, Nikolai Malitski, our Chief Executive Officer and a director, has advanced  funds  to  the  company to pay for any costs incurred by it. These funds  are interest free and payable upon demand.  The balance due the director was $23,103 on April 30, 2009.

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

ITEM 5 OTHER INFORMATION

On June 8, 2009, the Board of Directors of Punchline Entertainment, Inc. (the “Company”) resolved to effect a 10:1 forward split of the Company’s stock, through a dividend of ten shares for each share of stock outstanding as of June 29, 2009, the record date.  This transaction is subject to approval from FINRA.  The proposed details of the transaction are as follows:

•

The record date shall be June 29, 2009;

•

The payment date shall be June 30, 2009.  The shares will be mailed on this date without any action required on the part of the shareholders;

•

The ratio of the distribution is to be 10:1 meaning that for every one share owned by a shareholder, nine identical shares will be issued (identical class, restrictive/non restrictive status, issue date); and

•

The forward split is payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.

Before the split, as at June 8, 2009, there were 5,000,000 shares of the company’s common stock issued and outstanding.  After the split, there are 50,000,000 shares of the company’s common stock issued and outstanding.

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

June 15, 2009                                Punchline Entertainment Inc.

                                              By:  /s/ Nikolai Malitski

                                              ________________________

                                              Nikolai Malitski, President,

                                              Chief Executive Officer, Chief

                                              Financial Officer, Principal

                                              Accounting Officer,

                                              Treasurer and Sole Director