Form 10-K
period 2009-07-31
Punchline Entertainment, Inc.
filed 2009-11-16
CIK 1415744

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13) or 15(d) of The Securities Act of 1934

For the Fiscal Year ended July 31, 2009

Commission File Number 333-146934

PUNCHLINE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in its charter)

                Nevada                                              N/A

(State of incorporation)                   (I.R.S. Employer ID Number)

55 Bloor Street E, Suite 1205
Toronto, Ontario, Canada  M4W 1A9

(416)-619-0611

(Address and telephone number of principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes (  )    No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act,        Yes (  )    No(X)

Note – Checking the box above will not relieve any registrant required by Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes(X)      No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [Not Applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this form 10-K or any amendment to this form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

1

Large accelerated filer (  )

         Accelerated Filer (  )

Non-accelerated filer   (  )

         Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes(X)     No (  )

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of November 13, 2009 was: $6,000,000.

The number of shares of the issuer’s common stock issued and outstanding as of November 13, 2009 was 50,000,000.

Documents Incorporated By Reference: None

2

TABLE OF CONTENTS

 Page

PART I

ITEM 1:

DESCRIPTION OF BUSINESS

4

ITEM 1A:

RISK FACTORS

4

ITEM 2:

DESCRIPTION OF PROPERTY

7

ITEM 3:

LEGAL PROCEEDINGS

7

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

7

ITEM 6:

SELECTED FINANCIAL DATA

9

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

9

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

27

ITEM 9A(T):

CONTROLS AND PROCEDURES

27

ITEM 9B

OTHER INFORMATION

28

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

29

ITEM 11:

EXECUTIVE COMPENSATION

29

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

30

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

30

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

PART IV

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization Within the Last Five Years

We were incorporated on December 11, 2006 under the laws of the State of Nevada.  On that date, Nikolai Malitski was appointed as President, Secretary, Treasurer, Chief Executive Officer and Director.  On August 17, 2009, Nikolai Malitski resigned as our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, President, and Secretary and Kathryn Kozak was appointed as our President, Chief Executive Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director.

In General

We are a development stage company.  We are engaged in the placing of strength testing amusement gaming machines called Boxers, in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington.  As of July 31, 2009, we have acquired one Boxer that has been placed in Lynwood, Washington.  The machine has been de-commissioned as it is in need of material repairs. Although we expect to receive revenues again in the future from this placement upon its repair, there is no guarantee that this will occur as there is no certainty the machine can be repaired and restored to an operational state and we have no timeline in place for such necessary repair.

Our business plan for the next twelve months is to contact 100 or more locations in North America.  We hope to place 15-20 machines in those locations.  Our entertainment machine is unique from any other vending and computer arcade machines.  It can easily compliment or replace existing entertainment machines such as electronic arcade games, darts and even pool tables.  We anticipate that that these activities will cost approximately $10,000.

In the next 12 months we also anticipate spending an additional $20,000 on professional fees and general administrative expenses including fees payable in connection with the filing of this annual report and complying with reporting obligations.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

Our business plan calls for initial expenditures in connection with the purchase of amusement game machines and related advertising costs. We have generated limited revenues from operations to date.

We expect to incur approximately $15,000 in organizational and marketing expenses in the next twelve months. As of July 31, 2009, we had cash in the amount of $1,234 and we do not have enough cash on hand to fulfill this requirement.
We currently have limited operations and no income. Our business plan calls for significant expenses in connection with marketing and the placement of machines. In order to execute our business plan, we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds is through the sale of additional shares of our common stock. Any sale of share capital will result in the dilution to existing shareholders.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $54,569 from our incorporation to July 31, 2009.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a minimal operating history.  To date, our business development activities have consisted solely of purchasing one amusement machine and placing it in a bar located in Lynnwood, Washington, which machine is now de-commissioned as it is in need of repairs.  Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

In addition, there is no guarantee that we will be able to expand our business operations. Even if we are able to expand our operations, we do not know when.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition raises substantial doubt as to our continuance as a going concern.  To date, we have completed only a small part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability.  It is not possible at this time for us to predict with assurance the potential success of our business.

IF WE ARE UNABLE TO ARRANGE PLACEMENTS WITH A SIGNIFICANT NUMBER OF VENUES FOR THE USE OF THEIR FACILITIES FOR OUR AMUSEMENT GAME MACHINES OUR BUSINESS WILL FAIL.

The success of our business requires that we enter into revenue sharing arrangements with various public venues respecting the use of their facilities for placement of our amusement machines. If we are unable to conclude agreements with such venues, or if any agreements we reach with them are not on favorable terms that allow us to generate profit, our business will fail. To date, we have one verbal agreement with a pub in Lynnwood, Washington, concerning the use of their facilities.

IF WE ARE UNABLE TO REPAIR OUR AMUSEMENT GAMES IN A TIMELY FASHION OUR BUSINESS MAY FAIL.

It is crucial to repair all out of order machines in a timely manner as an in-operational amusement game machine will not generate revenue and could cause discontent from the bar owners and their patrons. We will be required to keep a repair person on call twenty four hours daily. As some of our amusement machine parts are costly and rare, such parts, if broken, may need be ordered from overseas. If we are not able to obtain replacement parts or perform repairs in a timely fashion, our business may fail due to loss of revenue and the subsequent loss of venue facilities.

IF WE ARE UNABLE TO ATTRACT ENOUGH PEOPLE TO PLAY OUR AMUSEMENT GAME MACHINES, OUR BUSINESS WILL FAIL.

Since our revenue comes from players paying to use our amusement game machines, we need to attract enough players to justify the purchase and maintenance costs for each amusement game machine. If we are unable to attract enough players, our business will fail.

BECAUSE MANAGEMENT HAS LIMITED EXPERIENCE IN THE GAMING MACHINE BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our director has no technical training or experience in operating and maintaining the machines.  In addition, we do not have any employees with experience in this business sector.  As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand.  As well, our directors’ decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our sole director, Kathryn Kozak for the future success of our business.  The loss of the services of Ms. Kozak could have an adverse effect on our business, financial condition and results of operations.

We do not carry any key personnel life insurance policies on Ms Kozak and we do not have a contract for her services.

IF WE BECOME INVOLVED IN A LIABILITY LAWSUIT, WE MAY LOSE OUR ASSETS AND HAVE TO SHUT DOWN OUR OPERATIONS

Because our amusement game machines offer a form of entertainment predicated on physical assertion and fitness, we may be exposed to liability lawsuits due to potential bodily harm and property damage caused by such physical assertion exhibited by players of our games. Any successful lawsuit filed against us could cause significant harm to our company and may cause us to lose our corporate assets and force us to terminate our operations.

IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL

There are hundreds of various sized amusement companies in the game amusement and entertainment business.  Some of these competitors have established businesses with a substantial number of venues and valuable contacts.  We will attempt to compete against these groups by offering unique amusement game entertainment and prompt machine repair and support services. We cannot assure you that such a business plan will be successful, or that competitors will not copy our business strategy.

Our inability to achieve profit and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

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

ONE OF OUR SHAREHOLDERS, MICHAEL THIESSEN, CONTROL 60% OF OUR COMMON SHARES, AND HE MANY NOT VOTE HIS SHARES IN A MANNER THAT BENEFITS MINORITY SHAREHOLDERS.

As of November 13, 2009, Michael Thiessen, one of our shareholders, owns approximately 60% of our voting stock. As a result, Mr. Thiessen exercises significant control over our business affairs and policy. Mr. Thiessen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. Thiessen. In addition, Mr. Thiessen may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

OUR PRESIDENT HAS OTHER BUSINESS INTERESTS AND MAY NOT BE ABLE OR WILLING TO DEVOTE SUFFICIENT TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, CEO and Principal Financial Officer, Ms Kozak intends to respectively devote 40% of her business time to our affairs.  It is possible that the demands on Ms Kozak from her other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business.  In addition, Ms Kozak may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward Looking Statements

This annual report contains forward- looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own or lease any property

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol “PUNL”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.  There has been no active trading of our securities and therefore no high and low bid pricing.

HOLDERS

As of November 13, 2009, we had 18 shareholders of record.

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

-

Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

-

Contains a description of the broker’s or dealer’s duties to the customer and of the  rights and remedies available to the customer with respect to a violation of such duties or requirements of the Securities Act of 1934, as amended;

-

Contains a brief, clear, narrative description of a dealer market, including

“bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

-

Contains a toll-free telephone number for inquiries on disciplinary actions;

Defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-

Contains such other information and is in such form( including language,

type, size and format) as the Securities and exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-

The bid and offer quotation for the penny stock;

-

The compensation of the broker-dealer and its salesperson in the transaction;

-

The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for said stock; and

-

Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore stockholders may have difficulty selling their securities.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

On July 15, 2009, we effected a forward split of our common stock, by way of a dividend pursuant to which each shareholder of record on June 29, 2009 received ten shares of our post-split common stock in exchange for each share of pre-split common stock.

We do not plan to declare any additional dividends in the form of cash or stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 13, 2009, we had no compensation plans under which our equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

STOCK OPTION GRANTS

To date, we have not granted any stock options.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant and will furnish financial reports in our quarterly and annual reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Our plan of operation for the following twelve months is to enter into additional agreements with bars, pubs, nightclubs and other entertainment venues granting us permission to set up Boxers at their premises. Further, the company is also exploring opportunities to expand its current plan of operation to include distributing and establishing other forms of entertainment kiosks and machines in its current and target client venues.

In the next six months, we intend to contact approximately 100 prospective venues with high traffic flow with a view to securing a profit-sharing or rental agreement with us for the use of their premises. Our President has some contacts with bar and pub owners located in the State of Washington whom we hope to recruit to help us gain additional Boxer placements through a referral arrangement. During this time, we will begin developing and implementing our marketing plan. Depending on the amount of referrals and placements that we manage to secure during this time, we intend to purchase and to place approximately 5 to 10 Boxers at various Venues located in the Greater Seattle area. Thereafter, we intend to keep placing Boxers in the Greater Seattle area and expand our business to other North American locations.  The exact number of Boxers that will be purchased will depend on the success of our business and availability of funds. We intend to purchase additional Boxer machines in five-unit order batches as such an acquisition strategy will give us greater price bargaining power with our supplier. We cannot guarantee that we will be able to find successful placements for any Boxers, in which case our business may fail and we will have to cease our operations.

Even if we are able to obtain the planned number of placements at the end of the twelve month period, there is no guarantee that we will be able to attract enough players to justify our expenditures as well as the ongoing expenses of maintenance and rental fees. Since each Boxer amusement game costs approximately $5,000, if we are unable to generate a significant amount of revenue, we may not be able to purchase additional amusement games.

We intend to retain one full-time maintenance person in the next six months, as well as an additional full-time marketing person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commissions, calculated as a percentage of net profits generated from our Boxers. The typical duties of the maintenance person will be to perform collection, maintenance and repair services to machines placed at the Venues. The typical duties of the marketing person will involve finding new placements for our machines, organizing contests and other promotional events. We expect to pay our maintenance person and our marketing persons approximately twenty percent of the net profits realized from our business.

We therefore expect to incur the following costs in the next 12 months in connection with our core business operations:

Marketing costs:

$10,000

General administrative costs:

$  5,000

Total:

$15,000

In addition, we anticipate spending an additional $15,000 on professional fees.  Total expenditures over the next 12 months are therefore expected to be $30,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our ability to generate potential revenues through the placement of our machines at prospective Venues. We expect to accomplish this by securing a significant number of agreements with Venues located in the Greater Seattle area and by retaining suitable salespersons with experience in the vending sector.

Results of Operations

We have incurred operating expenses in the amount of $33,338 for the year ending July 31, 2009. The operating costs were comprised primarily of general and administrative expenses.

We earned revenues of $915 during the year ending July 31, 2009. Our net loss for the year ending July 31, 2009 was $32,423. Our net loss from inception through July 31, 2009 was $54.569.

At July 31, 2009, we had total assets of $6,234 consisting of $1,234 in cash and $5,000 in vending equipment. At the same date we had no liabilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Significant Accounting Policies

It is suggested that these financial statements be read in conjunction with our July 31, 2008 audited financial statements and notes thereto, which can be found in our 10-K, on the SEC website at www.sec.gov under our SEC File Number 333-146934.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, in the management’s opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No.52 “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States Dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109 “Accounting for Income Taxes”, which requires the use of the assets/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, liabilities, their respective tax bases and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS 128. “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common share outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123R, “Share-based Payments,” which replaced SFAS 123, “Accounting for Stock-based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No.107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No.123 was to be effective for interim or annual reporting periods beginning on or after June15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No.123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104 (“SAB”), “Revenue Recognition in Financial Statements”. Revenue will consist of service income and will be recognized only when all of the following criteria have been met:

(I)

Persuasive evidence for an agreement exists;

(II)

Service has occurred;

(III)

The fee is fixed or determinable; and

(IV)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In February 2007, FASB issued Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009.  Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective March 1, 2008 for the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports – either through recognition or disclosure – in its financial statements. The adoption of this statement did not have a material impact on the Company’s recognition or disclosure of subsequent events. The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2009

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of July 31, 2009 and July 31, 2008	18

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2009 and 2008, and the Period from December 11, 2006 (Inception) to July 31, 2009	19

Statements of Changes in Stockholders’ Equity for the Years ended July 31, 2009 and 2008 and the Period from December 11, 2006 (Inception) to July 31, 2009	20

Statements of Cash Flows for the Years ended July 31, 2009 and 2008, and the Period from December 11, 2006 (Inception) to July 31, 2009	21

Notes to Financial Statements	22-26

GEORGE STEWART, CPA

316 17th AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Punchline Entertainment, Inc.

I have audited the accompanying balance sheet of Punchline Entertainment, Inc. (A Development Stage Company) as of July 31, 2009 & 2008, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from December 11, 2006 (inception), to July 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punchline Entertainment, Inc., (A Development Stage Company) as of July 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from December 11, 2006 (inception), to July 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

November 13, 2009

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2009	2008
	(Audited)	(Audited)
Current Assets
Cash	$1,234	$2,198
Total Current Assets	1,234	2,198
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$6,234	$7,198

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,750	$2,003
Advances from Officers	26,053	10,100
Total Current Liabilities	32,803	12,103

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(54,569)	(32,905)
Total Stockholders’ Equity (Deficit)	(26,569)	(4,905)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$6,234	$7,198

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2009	2009	2009

Revenues
Revenues	$-	$915	$915

Total Revenues	-	915	915

General & Administrative Expenses	21,664	33,338	55,484

Total General & Administrative Expenses	21,664	33,338	55,484

Net Income (Loss)	$(21,664)	$(32,423)	$(54,569)

Basic earning (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 11, 2006 (Inception) through July 31, 2009

				Deficit
	Common	Common	Additional	Accumulated
	Stock *	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, December 11, 2006	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on February 22, 2007	30,000,000	$ 3,000			$ 3,000
@ $0.001 per share

Stock issued for cash on March 15, 2007	15,000,000	$ 1,500	$ 13,500		$ 15,000
@ $0.01 per share

Stock issued for cash on May 9, 2007	5,000,000	$ 500	$ 9,500		$ 10,000
@ $0.02 per share

Net loss, July 31, 2007				(482)	(482)

Balance, July 31, 2007	50,000,000	$ 5,000	$ 23,000	$ (482)	$ 27,518

Net loss, July 31, 2008				(32,423)	(32,423)

Balance, July 31, 2008	50,000,000	$ 5,000	$ 23,000	$ (32,905)	$ (4,905)

Net loss, July 31, 2009				(21,664)	(21,664)

Balance, July 31, 2009	50,000,000	$ 5,000	$ 23,000	$ (54,569)	$ (26,569)

* The number in Common Stock reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Year Ended July 31, 2009	Year Ended July 31, 2008	December 11, 2006 (inception) through July 31, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(21,664)	$(32,423)	$(54,569)
Accounts payables and accrued liabilities	4,747	2,003	6,750
Net cash used for operating activities	(16,917)	(30,420)	(47,819)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	15,953	10,000	26,053
Net cash provided by financing activities	15,953	10,000	54,053

Net increase (decrease) in cash and equivalents	(964)	(20,420)	1,234

Cash and equivalents at beginning of the period	2,198	22,618	-
Cash and equivalents at end of the period	$1,234	$2,198	$1,234

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009 and 2008

1.

ORGANIZATION AND BUSINESS OPERATIONS

Punchline Entertainment, Inc. (the “Company”) is a Nevada corporation incorporated on December 11, 2006.  The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and nightclubs in the Seattle, Washington area.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $54,569, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2010.

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues and obtaining additional financing to continue operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

b)

Fiscal Periods

The Company’s fiscal year end is July 31.

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

July 31, 2009 and 2008

SIGNIFICANT ACCOUNTING POLICIES - Continued

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,234 in cash and cash equivalents at July 31, 2009 (July 31, 2008 - $2,198).

e)

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

f)

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

g)

Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

h)

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

i)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009 and 2008

SIGNIFICANT ACCOUNTING POLICIES - Continued

Selling, Goods or Services”.  For the year ended July 31, 2009 the Company did not have any stock-based compensation.

j)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Service has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

k)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”  The company expenses all incurred in connection with the start-up and organization of the Company.

l)

Foreign Currency Transactions

The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2009.

3.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2009, there are 50,000,000*  common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009 and 2008

4.

INCOME TAXES

The Company has incurred operating losses of $ 54,569, which, if unutilized, will begin to expire in 2029.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2009
Net operating loss (from inception (Dec 11, 2006 to July 31, 2009)	$54,569
Statutory tax rate (combined federal and state)	33%
Non-capital tax loss	18,008
Valuation allowance	(18,008)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued SFAS 164 “Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142”.  SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities.  This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition.  This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009.  The Company does not expect SFAS 164 to have a material effect on its financial statements.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect SFAS 165 to have a material effect on its consolidated financial statements. In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The adoption of SFAS 165 did not have a material impact on the financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009 and 2008

RECENT ACCOUNTING PRONOUNCEMENTS - continued

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect SFAS 167 to have a material effect on its financial statements.

In June 2009, the FASB issued SFAS 168 “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect SFAS 168 to have a material effect on its financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations or financial position.

6.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former sole director advanced funds to the Company to pay for costs incurred. These funds are interest free. As of July 31, 2009, the former sole director gave unsecured loans totaling $26,053 to the Company.

7.    SUBSEQUENT EVENT

On August 17, 2009, Nikolai Malitski resigned as the sole officer and director of the Company.  Mr. Maliski’s resignation was not as a result of any disagreement on any matter relating to the Company’s operations, policies or practices.

On August 17, 2009, Kathryn Kozak was appointed as the new President, Secretary and Sole Director.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 9A(T). CONTROLS AND PROCEDURES

1.

Evaluation Of Disclosure Controls, Procedures

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

2.

Management’s Annual Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation date and indentified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personal with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personal to properly implement control of procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS: We do not have a functional audit committee and we have no outside directors serving on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestations by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)  Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report is as follows:

DIRECTORS:

Name of Director

Age

Kathryn Kozak

38

EXECUTIVE OFFICERS:

Name of Officer

Age

Office

Kathryn Kozak

 38

President, Chief Executive Officer,

Secretary, Treasurer and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Kathryn Kozak
Ms. Kozak has a number of years’ experience include the building of infrastructures and management of private and public companies; specifically in high technology industries. Her experience also covers the fields of eCommerce, Database Management, interactive Gaming, Financial Processing, Telecommunications, Interactive Marketing and Online Advertising.

Prior to joining the Company, Ms. Kozak was Managing Director of Wiremix Interactive Media from 2006 to 2009. From June 2004 to January 2006, Ms. Kozak was the Founder & President of Eclipsicom Media Inc. She was Vice President, Business Development & Sales at NextLevel.com Internet Productions Inc. from January 2000 to June 2004. Ms. Kozak attended Carleton University and received a Bachelor's Degree with Honors in Law & Psychology. She also has a Diploma in Internet Marketing from the University of British Columbia, a Diploma in Public Relations from Algonquin College and Marketing Communications Diploma from the British Columbia Institute of Technology. Ms. Kozak is not an officer or director of any other reporting company.

Nikolai Malitski
Mr. Nikolai Malitski acted as our President, Chief Executive Officer, Treasurer, Secretary and Director since our incorporation on December 11, 2006 to August 17, 2009. He was involved in maintenance and collection work for amusement games for getting on for during his three years. He has developed contacts in the business of vending arcade games and we intend to take advantage of his acquired expertise in the field and his accumulated contacts.

ITEM 11.   EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from our inception on December 11, 2006 to the date of this report.

SUMMARY COMPENSATION TABLE

Name And Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Totals
Kathryn Kozak President, CEO, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer Director	2009	0	0	0	0	0	0	0	0
Nikolai Malitski Former President, CEO, CFO, Treasurer, Director	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Ms Kathryn Kozak. We do not pay them any amount for acting as an officer or director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.

Amount of

Percent of

  Title of Class

  Name & Address Beneficial Owner

Beneficial

 Ownership

Ownership

Common Stock

Michael Thiessen

30,000,000

60%

38 Earl Street, Unit 10

Toronto, Ontario

Canada, M4Y 1M3

Common Stock

All Officers & directors

0

0%

as a group that consists

of one person

The percent of class is based on 50,000,000 shares of common stock issued and outstanding as of November 13, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any director or officer;

•

Any person as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any member of the immediate family of any of the foregoing persons.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit and bookkeeping services including quarterly reviews through July 31, 2009,is $.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this annual filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, filed with the SEC on October 27, 2007 in our Form SB-2, incorporated herein by reference.
3.2	Bylaws, filed with the SEC on October 27, 2007 in our Form SB-2, incorporated herein by reference.
8.01	10:1 forward split of the Company’s stock, filed with the SEC on June 11, 2009 in our Form 8-K, incorporated herein by reference.
10.1	Stock Purchase Agreement between Nikolai Malitski and Michael Thiessen (filed herewith).
23.1	Consent of George Stewart CPA, regarding audited financial statements for the period ending July 31, 2009
31.1	Sec. 302 Certification of Principal Executive Office
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

REPORTS ON FORM 8-K

During the last quarter of the fiscal year, we filed the following reports on Form 8-K:

1. On September 2, 2009, we announced that Nikolai Malitski resigned from our Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, President, and Secretary and Kathryn Kozak was appointed to our Board of Directors. President and Secretary on August 17, 2009 and coming into effect August 28, 2009.

2. On June 11, 2009, we announced the Company to effect a 10:1 forward split of the Company’s stock, through a dividend of ten shares for each share of stock outstanding as of June 29, 2009, the record date.

FINANCIAL STATEMENT SCHEDULES

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2009 Punchline Entertainment Inc., Registrant

     By:  /s/ Kathryn Kozak

     Kathryn Kozak, President, Chief Executive

     Officer, Principal Financial Officer, Principal

     Accounting Officer and Director

Exhibit 31.1

CERTIFICATION

I, Kathryn Kozak, certify that:

1. I have received this Annual Report on Form 10-K of Punchline Entertainment Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the period presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which  this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation over internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November, 2009

/s/ Kathryn Kozak

Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act

I, Kathryn Kozak, certify that:

1. I have received this Annual Report on Form 10-K of Punchline Entertainment Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the period presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which  this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation over internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November, 2009

/s/ Kathryn Kozak

Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXCUTIVE OFFICER

PURSUENT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUENT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Punchline Entertainment Inc. (the “Company”) on Form 10-K for the period ending July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Kathryn Kozak  , Chief Executive officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

i.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November, 2009.

/s/ Kathryn Kozak

Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUENT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUENT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Punchline Entertainment Inc. (the “Company”) on Form 10-K for the period ending July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathryn Kozak, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November, 2009.

/s/ Kathryn Kozak

Chief Financial Officer