Form 10-Q/A
period 2009-10-31
Punchline Entertainment, Inc.
filed 2009-12-16
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-146934

PUNCHLINE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Bloor Street E, Suite 1205 Toronto, Ontario, Canada	M4W 1A9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (416) 619-0611

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐   (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

As of December 15, 2009, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q
For the three months ended October 31, 2009

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q, except as required by law.

PART I

Item 1.                  Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2009 AND 2008, AND THE PERIOD FROM
 DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2009

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of October 31, 2009 (Unaudited) and July 31, 2009 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2009 and 2008, and the Period from December 11, 2006 (Inception) to October 31, 2009	7

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2009 and 2008, and the Period from December 11, 2006 (Inception) to October 31, 2009	8

Condensed Notes to Unaudited Interim Financial Statements	9-13

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS

	October 31,	July 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$64	$1,234
Total Current Assets	64	1,234
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,064	$6,234

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,149	$6,750
Advances from Officers	28,253	26,053
Total Current Liabilities	44,402	32,803

Stockholders’ Equity
Common stock, $0.0001par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(67,338)	(54,569)
Total Stockholders’ Equity (Deficit)	(39,338)	(26,569)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,064	$6,234

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
	For the Three	For the Three	(inception)
	Months Ended October 31, 2009	Months Ended October 31, 2008	through October 31, 2009

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

General & Administrative Expenses	12,769	5,056	68,253

Total General & Administrative Expenses	12,769	5,056	68,253

Net Income (Loss)	$(12,769)	$(5,056)	$(67,338)

Basic earning (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	December 11, 2006 (inception) through October 31, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(12,769)	$(5,056)	$(67,338)
Accounts payables and accrued liabilities	9,399	1,803	16,149
Net cash used for operating activities	(3,370)	(3,253)	(51,189)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	2,200	2,003	28,253
Net cash provided by financing activities	2,200	2,003	56,253

Net increase (decrease) in cash and equivalents	(1,170)	(1,250)	64

Cash and equivalents at beginning of the period	1,234	2,198	-
Cash and equivalents at end of the period	$64	$948	$64

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
October 31, 2009

1.             ORGANIZATION AND BUSINESS OPERATIONS

Punchline Entertainment, Inc. (the “Company”) is a Nevada corporation incorporated on December 11, 2006.  The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and nightclubs in the Seattle, Washington area.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The financial statements should be read in conjunction with the Company’s July 31, 2009 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $67,338, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2010.

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
October 31, 2009

SIGNIFICANT ACCOUNTING POLICIES - Continued

d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $64 in cash and cash equivalents at October 31, 2009 (July 31, 2009 - $1,234).

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
October 31, 2009

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

The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to October 31, 2009.

3.             CAPITAL STOCK

a)	Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuances

From inception of the Company (Dec 11, 2006), to October 31, 2009, there are 50,000,000*  common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.
15,000,000* shares were issued to private shareholders at $.01/per share
5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

Punchline Entertainment, Inc.
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
October 31, 2009

4.             RECENT ACCOUNTING PRONOUNCEMENTS

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

Punchline Entertainment, Inc.
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
October 31, 2009

5.             RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former sole director advanced funds to the Company to pay for costs incurred. These funds are interest free. As of October 31, 2009, the former sole director gave unsecured loans totaling $28,253 to the Company.

6.             SUBSEQUENT EVENTS

On November 4, 2009, Nikolai Malitski transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000.  As a result of the Agreement, there was a change in control of the Company.  Michael Thiessen obtained 60% beneficial ownership interest in the Company, acquiring controlling interest of the Company.

On November 27, 2009, the Company filed a Form POS AM Post-Effective Amendment under the United States Securities Act of 1933.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended October 31, 2009 to the same period in 2008. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended October 31, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

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

SIGNIFICANT ACCOUNTING POLICIES

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

RESULTS OF OPERATION

Our unaudited interim financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of Results For the Three Months Ended October 31, 2009 and October 31, 2008

Our net loss for the three-month period ended October 31, 2009 was approximately $12,769 compared to a net loss of $5,056 during the three-month period ended October 31, 2008. During the three-month periods ended October 31, 2009 and 2008, we did not generate any revenue.

During the three-month period ended October 31, 2009, we incurred general and administrative expenses of approximately $12,769 compared to $5,056 incurred during the three-month period ended October 31, 2008. General and administrative expenses incurred during the three-month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended October 31, 2009 was $12,769 or ($0.00) per share compared to a net loss of $5,056 or ($0.00) per share during the three-month period ended October 31, 2008. The weighted average number of shares outstanding was 50,000,000 for the three-month period ended October 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended October 31, 2009

As at the three-month period ended October 31, 2009, our current assets were $64; other assets were $5,000 and our current liabilities were $44,402, which resulted in a working capital deficiency of $39,338. As at the three-month period ended October 31, 2009, current assets were comprised of $64 in cash and other assets were comprised of $5,000 in Vending Equipment. As at the three-month period ended October 31, 2009, current liabilities were comprised of $28,253 in Advances from Officers and $16,149 in accounts payable and accrued liabilities.

As at the three-month period ended October 31, 2009, our total assets were $5,064 comprised of $64 in current assets and  $5,000 in other assets compared to $6,234 at fiscal year ended July 31, 2009. The decrease in total assets during the three-month period ended October 31, 2009 from fiscal year ended July 31, 2009 was due to a decrease in cash resulting from operating expenses.

As at the three-month period ended October 31, 2009, our total liabilities were $44,402 comprised entirely of current liabilities compared to $32,803 at fiscal year ended July 31, 2009. The increase in liabilities during the three-month period ended October 31, 2009 from fiscal year ended July 31, 2009 was primarily due to an increase in operating expenses from conferences and related travel expenses.

Stockholders’ deficit increased from $26,569 for fiscal year ended July 31, 2009 to a deficit of $39,338 for the three-month period ended October 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2009, net cash flows used in operating activities was ($3,370), consisting of a net loss of $12,769 and accounts payables of $9,399. For the three-month period ended October 31, 2008, net cash flows used in operating activities was ($3,253), consisting of a net loss of $5,056 and accounts payable of $1,803.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended October 31, 2009, net cash flows provided from financing activities was $2,200, consisting of $2,200 Advances from Officers. For the three-month period ended October 31, 2008, net cash flows provided from financing activities was $2,003, consisting of $2,003 Advances from Officers.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

Our cash reserves are not sufficient to meet our obligations for the next nine-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next nine months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010.  During the period from inception (December 11, 2006) to October 31, 2009, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds  to  the  company to pay for any costs incurred by it. These funds are interest free and payable upon demand.  The balance due the director was $28,253 on October 31, 2009.

SUBSEQUENT EVENTS

On November 4, 2009, Nikolai Malitski transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000.  As a result of the Agreement, there was a change in control of the Company.  Michael Thiessen obtained 60% beneficial ownership interest in the Company, acquiring controlling interest of the Company

On November 27, 2009, we filed a Form POS AM Post-Effective Amendment under the United States Securities Act of 1933.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of October 31, 2009.

Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by our senior management, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts. In addition, the board of directors received monthly updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

Our review also revealed that although a number of controls appeared to exist, and were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.                 Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not currently involved in any legal proceedings and we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.             Risk Factors

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

Our business plan calls for initial expenditures in connection with the purchase of amusement game machines and related advertising costs. We have generated limited revenues from operations to date.

We expect to incur approximately $15,000 in organizational and marketing expenses in the next nine months.  As of October 31, 2009, we had cash in the amount of $64 and we do not have enough cash on hand to fulfill this requirement.
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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington.  We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $67,338 from our incorporation to October 31, 2009.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period of this report.

Item 3.                 Defaults Upon Senior Securities

There were no defaults upon senior securities during the period of this report.

Item 4.                 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.                 Other Information

On June 8, 2009, the Board of Directors of Punchline Entertainment, Inc. (the “Company”) resolved to effect a 10:1 forward split of the Company’s stock, through a dividend of ten shares for each share of stock outstanding as of June 29, 2009, the record date. The details of the transaction are as follows:

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

On November 4, 2009, Nikolai Malitski transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000.  As a result of the Agreement, there was a change in control of the Company.  Michael Thiessen obtained 60% beneficial ownership interest in the Company, acquiring controlling interest of the Company

On November 27, 2009, we filed a Form POS AM Post-Effective Amendment to Registration Statement to Form SB-2 on Form S-1 with U.S. Securities and Exchange Commission.

Item 6.                  Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
No.	Identification of Exhibit

23.1*	Consent of George Stewart, CPA (Auditors Consent on our Form POS AM filed November 27, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously referenced only as an Exhibit or our Form POS AM filed November 27, 2009 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Punchline Entertainment, Inc.
(Registrant)

By	/s/ Kathryn Kozak
Kathryn Kozak
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer,
Treasurer and Sole Director

Date	December 15, 2009