Form 10-Q
period 2010-01-31
Punchline Entertainment, Inc.
filed 2010-03-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes X No ☐

As of March 17, 2010, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the six months ended January 31, 2010

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4T.

Controls and Procedures.

16

PART II

Item 1.

Legal Proceedings.

  18

Item 1A.

Risk Factors.

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.

Defaults Upon Senior Securities.

20

Item 4.

Submission of Matters to a Vote of Security Holders.

20

Item 5.

Other Information.

21

Item 6.

Exhibits.

21

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

PART I

Item 1.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2010

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of January 31, 2010 (Unaudited) and July 31, 2009 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Three and Six Months ended January 31, 2010 and 2009, and the Period from December 11, 2006 (Inception) to January 31, 2010	7

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2010 and 2009, and the Period from December 11, 2006 (Inception) to January 31, 2010	8

Condensed Notes to Unaudited Interim Financial Statements	9

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$1,234
Total Current Assets	-	1,234
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,000	$6,234

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,659	$6,750
Advances from Officers	29,062	26,053
Total Current Liabilities	45,721	32,803

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(68,721)	(54,569)
Total Stockholders’ Deficit	(40,721)	(26,569)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,000	$6,234

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Income Statements

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2010	2009	2010	2009	2010
Revenue
Revenue	$-	$-	$-	$-	$915
Total revenue	-	-	-	-	915
Operating expenses:
General and administrative	1,383	4,194	14,152	9,250	69,636
Operating loss	(1,383)	(4,194)	(14,152)	(9,250)	(68,721)
Net loss	$(1,383)	$(4,194)	$(14,152)	$(9,250)	$(68,721)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	50,000,000*	50,000,000*	50,000,000*	50,000,000*

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	December 11, 2006 (inception) through January 31, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(14,152)	$(9,250)	$(68,721)
Accounts payables and accrued liabilities	9,909	3,497	16,659
Net cash used for operating activities	(4,243)	(5,753)	(52,062)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	3,009	10,003	29,062
Net cash provided by financing activities	3,009	10,003	57,062

Net increase (decrease) in cash and equivalents	(1,234)	4,250	-

Cash and equivalents at beginning of the period	1,234	2,198	-
Cash and equivalents at end of the period	$-	$6,448	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2010

1.

ORGANIZATION AND BUSINESS OPERATIONS

Punchline Entertainment, Inc. (the “Company”) is a Nevada corporation incorporated on December 11, 2006.  The Company is a development stage company that intends to place vending machines in venues such as bars, pubs and nightclubs in the Seattle, Washington area.

On November 27, 2009, the Company filed a Form POS AM Post-Effective Amendment under the United States Securities Act of 1933, for which the Notice of Effectiveness was received on February 19, 2010 from the United States Securities and Exchange Commission (the “SEC”).

On November 4, 2009, Nikolai Malitski transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000.  As a result of the Agreement, there was a change in control of the Company.  Michael Thiessen obtained 60% beneficial ownership interest in the Company, acquiring controlling interest of the Company.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The financial statements should be read in conjunction with the Company's July 31, 2009 financial statements and accompanying notes included in the Company's 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $68,721, and has earned only $915 in revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2010.

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

January 31, 2010

SIGNIFICANT ACCOUNTING POLICIES - Continued

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at January 31, 2010 (July 31, 2009 - $1,234).

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2010

SIGNIFICANT ACCOUNTING POLICIES - Continued

i)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  At January 31, 2010, the Company did not have any stock-based compensation.

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

l)

Foreign Currency Transactions

The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to January 31, 2010.

3.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to January 31, 2010, there are 50,000,000* common stock issued and outstanding:

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2010

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events. The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning August 1, 2009. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through March 17, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Priciples". This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company's results of operations or financial position.

5.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital during the six months ended January 31, 2010, the former director of the Company advanced the Company $3,009 by making payments on behalf of the Company. As of January 31, 2010 this former director was owed $29,062.

The advance is unsecured, non-interest bearing and has no specific terms of repayment.

6.    SUBSEQUENT EVENTS

On March 2, 2010, the Company entered into an Independent Contractor Agreement with the new director, President and Chief Executive Officer of the Company to perform director and officer duties from March 2, 2010 through March 1, 2011 at $8,000 per month. This agreement permits early termination by either party upon delivery of 30 days advance written notice with no early termination penalties.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended January 31, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended January 31, 2010.

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

(II)

Service has occurred;

(III)

The fee is fixed or determinable; and

(IV)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events. The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning August 1, 2009. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through March 17, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

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

Comparison of Results for the Six Months Ended January 31, 2010 and January 31, 2009

Our net loss for the six month period ended January 31, 2010 was $14,152 compared to a net loss of $9,250 during the six month period ended January 31, 2009. During the six months ended January 31, 2010 and six months ended January 31, 2009, we did not generate any revenue.

During the six month period ended January 31, 2010, we incurred general and administrative expenses of $14,152 compared to $9,250 incurred during the six months ended January 31, 2009. General and administrative expenses incurred during the six months ended January 31, 2010 were related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

Our net loss during the six-month period ended January 31, 2010 was $14,152 or ($0.00) per share compared to a net loss of $9,250 or ($0.00) per share during the six-month period ended January 31, 2009. The weighted average number of shares outstanding was 50,000,000 for the six-month period ended January 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended January 31, 2010

As at January 31, 2010, we had no current asset while our current liabilities were $45,721, resulting in a working capital deficiency of $45,721. Current liabilities comprised of advances from officers of $29,062 and accounts payable of $16,659 in accounts payable.

As at January 31, 2010, our total assets were other asset of $5,000 representing the cost of our vending equipment, compared to $6,234 at fiscal year ended July 31, 2009 which comprised of $1,234 in cash and $5,000 in the cost of our vending equipment. The decrease in total assets during the six months ended January 31, 2010 from fiscal year ended July 31, 2009 was due to a decrease in cash resulting from payments on operating expenses while no cash was generated from operations or financing activities.

As at January 31, 2010 our total liabilities were $45,721 which comprised entirely of current liabilities, compared to $32,803 at fiscal year ended July 31, 2009. The increase in liabilities during the six months ended January 31, 2010 from fiscal year ended July 31, 2009 was primarily due to expenses incurred during the period not paid or paid by a related party.

Stockholders’ deficit increased from $26,569 for fiscal year ended July 31, 2009 to a deficit of $68,721 at January 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2010, net cash flows used in operating activities was $4,243, resulting from a net loss of $14,152 and increase in accounts payables of $9,909. For the six-month period ended January 31, 2009, net cash flows used in operating activities was $5,753, resulting from a net loss of $9,250 and increase in accounts payable of $3,497.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended January 31, 2010, net cash flows provided from financing activities was $3,009, consisting of $3,009 advances from officers. For the six-month period ended January 31, 2009, net cash flows provided from financing activities was $10,003, all advances from officers.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

Currently we do not have the cash reserve to meet our obligations for the next nine-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next nine months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010.  During the period from inception (December 11, 2006) to January 31, 2010, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds  to  the  company to pay for costs incurred. These funds are interest free and payable upon demand.  The balance due the director was $29,062 at January 31, 2010.

SUBSEQUENT EVENTS

On March 2, 2010, Michael Thiessen was appointed director, president and chief executive officer of the Company, replacing Kathryn Kozak. The Company entered into an Independent Contractor Agreement with Mr. Thiessen whereby Mr. Thiessen will, among other director and officer duties, provide services on developing business plans and strategies, overseeing the services performed by our other officers, representing us to the public and capital markets. Initial term of the agreement is from March 2, 2010 through March 1, 2011 at the compensation of $8,000 per month. This agreement permits early termination by either party upon delivery of 30 days advance written notice with no early termination penalties.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $15,000 in organizational and marketing expenses in the next six months.  As of January 31, 2010 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington.  We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $68,721 from our incorporation to January 31, 2010.

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

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our sole director, Michael Thiessen for the future success of our business.  The loss of the services of Mr. Thiessen could have an adverse effect on our business, financial condition and results of operations.

We do not carry any key personnel life insurance policies on Mr. Thiessen and we do not have a contract for his services.

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

Since November 13, 2009, Michael Thiessen, one of our shareholders, owns approximately 60% of our voting stock. As a result, Mr. Thiessen exercises significant control over our business affairs and policy. Mr. Thiessen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. Thiessen. In addition, Mr. Thiessen may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

OUR PRESIDENT HAS OTHER BUSINESS INTERESTS AND MAY NOT BE ABLE OR WILLING TO DEVOTE SUFFICIENT TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, CEO and principal financial officer, Mr. Thiessen intends to respectively devote 40% of his business time to our affairs. It is possible that the demands on Mr. Thiessen from his other obligation could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Thiessen may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

On November 27, 2009, we filed a Form POS AM Post-Effective Amendment to Registration Statement to Form SB-2 on Form S-1 with U.S. Securities and Exchange Commission (the “SEC”), for which we received the Notice of Effectiveness on February 19, 2010 from the U.S. SEC.

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

/s/ Michael Thiessen

Michael Thiessen

President, Chief Executive Officer,

Chief Financial Officer, Principal Accounting Officer,

Treasurer and Sole Director

Date

March 17, 2010

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Michael Thiessen, certify that:

1.

I have reviewed this quarterly report of Punchline Entertainment, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Financial Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Michael Thiessen, certify that:

1.

I have reviewed this quarterly report of Punchline Entertainment, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Punchline Entertainment, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael Thiessen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

i.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 17th day of March, 2010.

/s/  Michael Thiessen

-------------------------------------

By:  Michael Thiessen

Chief Executive Officer