Form 10-Q
period 2010-04-30
Punchline Entertainment, Inc.
filed 2010-06-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes X  No

As of June 14, 2010, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the nine months ended April 30, 2010

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

PART I

Item 1.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2010 AND 2009, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO APRIL 30, 2010

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of April 30, 2010 (Unaudited) and July 31, 2009 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Three and Nine Months ended April 30, 2010 and 2009, and the Period from December 11, 2006 (Inception) to April 30, 2010	7

Unaudited Statements of Cash Flows for the Nine Months ended April 30, 2010 and 2009, and the Period from December 11, 2006 (Inception) to April 30, 2010	8

Condensed Notes to Unaudited Interim Financial Statements	9

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	April 30,	July 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$1,234
Total Current Assets	-	1,234
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,000	$6,234

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$15,749	$6,750
Advances from Officers	32,362	26,053
Total Current Liabilities	48,111	32,803

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(71,111)	(54,569)
Total Stockholders’ Deficit	(43,111)	(26,569)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,000	$6,234

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC

(A Development Stage Company)

Income Statements

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception Through April 30,
	2010	2009	2010	2009	2010
Revenue
Revenue	$-	$-	$-	$-	$915
Total revenue	-	-	-	-	915
Operating expenses:
General and administrative	2,390	1,922	16,542	11,172	72,026
Operating loss	(2,390)	(1,922)	(16,542)	(11,172)	(71,111)
Net loss	$(2,390)	$(1,922)	$(16,542)	$(11,172)	$(71,111)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	50,000,000*	50,000,000*	50,000,000*	50,000,000*

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	December 11, 2006 (inception) through April 30, 2010
Cash Flows from (used in) Operating Activities
Net (loss)	$(16,542)	$(11,172)	$(71,111)
Accounts payables and accrued liabilities	8,999	(1,503)	15,749
Net cash used for operating activities	(7,543)	(12,675)	(55,362)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	6,309	13,003	32,362
Net cash provided by financing activities	6,309	13,003	60,362

Net increase (decrease) in cash and equivalents	(1,234)	328	-

Cash and equivalents at beginning of the period	1,234	2,198	-
Cash and equivalents at end of the period	$-	$2,526	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2010

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

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of 71,111, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next three months ending July 31, 2010.

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

April 30, 2010

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at April 30, 2010 (July 31, 2009 - $1,234).

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

April 30, 2010

SIGNIFICANT ACCOUNTING POLICIES - Continued

i)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  At April 30, 2010, the Company did not have any stock-based compensation.

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

l)

Foreign Currency Transactions

The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to April 30, 2010.

3.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to April 30, 2010, there are 50,000,000* common stock issued and outstanding:

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2010

 4.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.  These new disclosures require the identification of the date through which the entity has evaluated subsequent events.  The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning August 1, 2009.  The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through June 14, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations or financial position.

5.

RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, during the nine months ended April 30, 2010, the former director of the Company advanced the Company $3,009 by making payments on behalf of the Company. As of April 30, 2010 this former director was owed $29,062.

As well, during the nine months ended April 30, 2010, the current director of the Company has advanced the Company $3,300 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

6.    SUBSEQUENT EVENTS

There have been no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended April 30, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended April 30, 2010.

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

(II)

Service has occurred;

(III)

The fee is fixed or determinable; and

(IV)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.  These new disclosures require the identification of the date through which the entity has evaluated subsequent events.  The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning August 1, 2009.  The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through June 14, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

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

Comparison of Results for the Nine Months Ended April 30, 2010 and April 30, 2009

Our net loss for the nine month period ended April 30, 2010 was $16,542 compared to a net loss of $11,172 during the nine month period ended April 30, 2009. During the nine months ended April 30, 2010 and nine months ended April 30, 2009, we did not generate any revenue.

During the nine month period ended April 30, 2010, we incurred general and administrative expenses of $16,542 compared to $11,172 incurred during the nine months ended April 30, 2009. General and administrative expenses incurred during the nine months ended April 30, 2010 were related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

Our net loss during the nine-month period ended April 30, 2010 was $146,542 or ($0.00) per share compared to a net loss of $11,172 or ($0.00) per share during the nine-month period ended April 30, 2009. The weighted average number of shares outstanding was 50,000,000 for the nine-month period ended April 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended April 30, 2010

As at April 30, 2010, we had no current asset while our current liabilities were $48,111, resulting in a working capital deficiency of $48,111. Current liabilities comprised of advances from officers of $32,362 and accounts payable of $15,749 in accounts payable.

As at April 30, 2010, our total assets were other asset of $5,000 representing the cost of our vending equipment, compared to $6,234 at fiscal year ended July 31, 2009 which comprised of $1,234 in cash and $5,000 in the cost of our vending equipment. The decrease in total assets during the nine months ended April 30, 2010 from fiscal year ended July 31, 2009 was due to a decrease in cash resulting from payments on operating expenses while no cash was generated from operations or financing activities.

As at April 30, 2010 our total liabilities were $48,111 which comprised entirely of current liabilities, compared to $32,803 at fiscal year ended July 31, 2009. The increase in liabilities during the nine months ended April 30, 2010 from fiscal year ended July 31, 2009 was primarily due to expenses incurred during the period not paid or paid by a related party.

Stockholders’ deficit increased from $26,569 for fiscal year ended July 31, 2009 to a deficit of $43,111 at April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2010, net cash flows used in operating activities was $7,543, resulting from a net loss of $16,542 and increase in accounts payables of $8,999. For the nine-month period ended April 30, 2009, net cash flows used in operating activities was $12,675, resulting from a net loss of $11,172 and decrease in accounts payable of $1,503.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended April 30, 2010, net cash flows provided from financing activities was $6,309, consisting of $6,309 advances from officers. For the nine-month period ended April 30, 2009, net cash flows provided from financing activities was $13,003, all advances from officers.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

Currently we do not have the cash reserve to meet our obligations for the next three-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next three months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2010. During the period from inception (December 11, 2006) to April 30, 2010, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $29,062 at April 30, 2010. During the nine months period ending April 30, 2010, Michael Thiessen, our current Chief Executive Officer and director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $3,300 at April 30, 2010.

SUBSEQUENT EVENTS

There have been no subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of April 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $7,500 in organizational and marketing expenses in the next three months. As of April 30, 2010 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $71,111 from our incorporation to April 30, 2010.

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

June 14, 2010

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

Date: June 14, 2010

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

Date: June 14, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Punchline Entertainment, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael Thiessen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

i.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of April, 2010.

/s/  Michael Thiessen

-------------------------------------

By:  Michael Thiessen

Chief Executive Officer