Form 10-K
period 2010-07-31
Punchline Entertainment, Inc.
filed 2010-10-29
CIK 1415744

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

For the Fiscal Year ended July 31, 2010

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

Common stock, $.0001 par value

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

Non-accelerated filer   (  )

         Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes(X)     No (  )

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of October 29, 2010 was: $4,000,000.

As of October 29, 2010, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

Documents Incorporated By Reference: None

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

11

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

25

ITEM 9A(T):

CONTROLS AND PROCEDURES

25

ITEM 9B

OTHER INFORMATION

26

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

27

ITEM 11:

EXECUTIVE COMPENSATION

28

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

29

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

29

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

30

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

On March 2, 2010, Michael Thiessen was appointed as President, Secretary, Treasurer, Chief Executive Officer and Director. Kathryn Kozak resigned from office.

On November 27, 2009, the Company filed a Form POS AM Post-Effective Amendment under the United States Securities Act of 1933, for which the Notice of Effectiveness was received on February 19, 2010 from the United States Securities and Exchange Commission (the “SEC”).

In General

We are a development stage company.  We are engaged in the placing of strength testing amusement gaming machines called Boxers, in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington.  As of July 31, 2010, we have acquired one Boxer that has been placed in Lynwood, Washington.  The machine has been de-commissioned as it is in need of material repairs. Although we expect to receive revenues again in the future from this placement upon its repair, there is no guarantee that this will occur as there is no certainty the machine can be repaired and restored to an operational state and we have no timeline in place for such necessary repair.

Our business plan for the next twelve months is to contact 100 or more locations in North America.  We hope to place 15-20 machines in those locations.  Our entertainment machine is unique from any other vending and computer arcade machines.  It can easily compliment or replace existing entertainment machines such as electronic arcade games, darts and even pool tables.  We anticipate that that these activities will cost approximately $15,000.

In the next 12 months we also anticipate spending an additional $126,000 on professional fees and general administrative expenses including fees payable in connection with the filing of this annual report and complying with reporting obligations.

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

We expect to incur approximately $126,000 in organizational and marketing expenses in the next twelve months.  As of July 31, 2010 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington.  We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $118,693 from our incorporation to July 31, 2010.

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

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We depend on the services of our sole director, Michael Thiessen for the future success of our business.  The loss of the services of Mr. Thiessen could have an adverse effect on our business, financial condition and results of operations.

We do not carry any key personnel life insurance policies on Mr. Thiessen and we do not have a contract for his services.

IF WE BECOME INVOLVED IN A LIABILITY LAWSUIT, WE MAY LOSE OUR ASSETS AND HAVE TO SHUT DOWN OUR OPERATIONS.

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

IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2010.

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

HOLDERS

As of October 29, 2010, we had 18 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of October 29, 2010, we had no compensation plans under which our equity securities are authorized for issuance.

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

ITEM 6.  SELECTED FINANCIAL DATA.

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

In the next twelve months, we intend to contact approximately 100 prospective venues with high traffic flow with a view to securing a profit-sharing or rental agreement with us for the use of their premises. Our President has some contacts with bar and pub owners located in the State of Washington whom we hope to recruit to help us gain additional Boxer placements through a referral arrangement. During this time, we will begin developing and implementing our marketing plan. Depending on the amount of referrals and placements that we manage to secure during this time, we intend to purchase and to place approximately 5 to 10 Boxers at various Venues located in the Greater Seattle area. Thereafter, we intend to keep placing Boxers in the Greater Seattle area and expand our business to other North American locations. The exact number of Boxers that will be purchased will depend on the success of our business and availability of funds. We intend to purchase additional Boxer machines in five-unit order batches as such an acquisition strategy will give us greater price bargaining power with our supplier. We cannot guarantee that we will be able to find successful placements for any Boxers, in which case our business may fail and we will have to cease our operations.

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

We therefore expect to incur the following costs in the next 12 months in connection with our core business operations:

Marketing costs:

$  5,000

General administrative costs:

$10,000

Total:

$15,000

In addition, we anticipate spending an additional $111,000 on professional fees.  Total expenditures over the next 12 months are therefore expected to be $126,000.

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

Results of Operations

For the fiscal year ended July 31, 2010, we incurred a net loss of $64,124 compared with a net loss of $21,664 for the fiscal year ended July 31, 2009. As we did not generate any revenue during the years ended July 31, 2010 and 2009, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs. In the fiscal year ended July 31, 2010, we began incurring consulting expense, starting March 2, 2010, of $8,000 per month, resulting in the additional $40,000 expense which was not incurred in the prior year.

Since inception to date, we have earned revenues of $915, which were earned during the year ending July 31, 2009. Our net loss from inception through July 31, 2010 was $118,693.

As of July 31, 2010, our total assets were $5,000, our total liabilities were $95,693, and stockholders’ equity was $(90,693).

At July 31, 2009, we had total assets of $6,234 consisting of $1,234 in cash and $5,000 in vending equipment. Our total liabilities were $32,803, and stockholders’ equity was $(26,569) for the same period.

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

Significant Accounting Policies

It is suggested that these financial statements be read in conjunction with our July 31, 2009 audited financial statements and notes thereto, which can be found in our 10-K, on the SEC website at www.sec.gov under our SEC File Number 333-146934.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at July 31, 2010 (July 31, 2009 - $1,234).

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, loan receivable, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable.  Cash and cash equivalents comprise deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2010.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Basic and Diluted Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

Stock-Based Compensation

The Company has adopted FASB ASC 718 (Prior authoritative literature: SFAS 123 (revised in December 2004), “Share Based Payment,” which requires measuring the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. The Company does not recognize compensation cost for equity instruments for which employees do not render the requisite service. Grant-date fair value of employee and non-employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Revenue Recognition

The Company recognizes revenue at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.Service revenues are generally recognized at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods. Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Service has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its financial position, results of operations and cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2010

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of July 31, 2010 and July 31, 2009	16

Statements of Operations and Comprehensive Loss for the Years ended July 31, 20§0 and 2009, and the Period from December 11, 2006 (Inception) to July 31, 2010	17

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2010 and 2008 and the Period from December 11, 2006 (Inception) to July 31, 2010	18

Statements of Cash Flows for the Years ended July 31, 2010 and 2009, and the Period from December 11, 2006 (Inception) to July 31, 2010	19

Notes to Financial Statements	20-24

GEORGE STEWART, CPA

316 17th AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Punchline Entertainment, Inc.

I have audited the accompanying balance sheet of Punchline Entertainment, Inc. (A Development Stage Company) as of July 31, 2010 & 2009, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from December 11, 2006 (inception), to July 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punchline Entertainment, Inc., (A Development Stage Company) as of July 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from December 11, 2006 (inception), to July 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

October 28, 2010

1

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2010	2009
	(Audited)	(Audited)
Current Assets
Cash	$0	$1,234
Total Current Assets	0	1,234
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,000	$6,234

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$57,951	$6,750
Advances from Officers	37,742	26,053
Total Current Liabilities	95,693	32,803

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(118,693)	(54,569)
Total Stockholders’ Deficiency	(90,693)	(26,569)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$5,000	$6,234

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2010	2009	2010

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

General & Administrative Expenses	64,124	21,664	119,608

Total General & Administrative Expenses	64,124	21,664	119,608

Net Income (Loss)	$(64,124)	$(21,664)	$(118,693)

Basic earning (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

	* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2010

				Deficit
	Common	Common	Additional	Accumulated
	Stock *	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, December 11, 2006	-	$ -	$ -	$ -	$ -

Stock issued for cash on February 22, 2007	30,000,000	$ 3,000			$ 3,000
@ $0.001 per share

Stock issued for cash on March 15, 2007	15,000,000	$ 1,500	$ 13,500		$ 15,000
@ $0.01 per share

Stock issued for cash on May 9, 2007	5,000,000	$ 500	$ 9,500		$ 10,000
@ $0.02 per share

Net loss, July 31, 2007				(482)	(482)

Balance, July 31, 2007	50,000,000	$ 5,000	$ 23,000	$ (482)	$ 27,518

Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	50,000,000	$ 5,000	$ 23,000	$ (32,905)	$ (4,905)

Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	50,000,000	$ 5,000	$ 23,000	$ (54,569)	$ (26,569)

Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	50,000,000	$ 5,000	$ 23,000	$ (118,693)	$ (90,693)

* The number in Common Stock reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Year Ended July 31, 2010	Year Ended July 31, 2009	December 11, 2006 (inception) through July 31, 2009
Cash Flows from (used in) Operating Activities
Net (loss)	$(64,124)	$(21,664)	$(118,693)
Accounts payables and accrued liabilities	51,201	4,747	57,951
Net cash used for operating activities	(12,923)	(16,917)	(60,742)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	11,689	15,953	37,742
Net cash provided by financing activities	11,689	15,953	54,053

Net increase (decrease) in cash and equivalents	(1,234)	(964)	-

Cash and equivalents at beginning of the period	1.234	2,198	-
Cash and equivalents at end of the period	$-	$1,234	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2010 and 2009

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

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $118,693, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2011.

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

July 31, 2010 and 2009

SIGNIFICANT ACCOUNTING POLICIES - Continued

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at July 31, 2010 (July 31, 2009 - $1,234).

e)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, loan receivable, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short terms to maturity. The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable.  Cash and cash equivalents comprise deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

f)

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2010.

g)

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

h)

Basic and Diluted (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2010 and 2009

SIGNIFICANT ACCOUNTING POLICIES - Continued

i)

Stock-Based Compensation

The Company has adopted FASB ASC 718 (Prior authoritative literature: SFAS 123 (revised in December 2004), “Share Based Payment,” which requires measuring the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. The Company does not recognize compensation cost for equity instruments for which employees do not render the requisite service. Grant-date fair value of employee and non-employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

For the year ended July 31, 2010 the Company did not have any stock-based compensation.

j)

Revenue Recognition

The Company recognizes revenue at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. Service revenues are generally recognized at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods. Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2010 and 2009

4.

INCOME TAXES

The Company has incurred operating losses of $ 118,693, which, if unutilized, will begin to expire in 2030.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2010
Net operating loss (from inception (Dec 11, 2006 to July 31, 2010)	$118,693
Statutory tax rate (combined federal and state)	33%
Non-capital tax loss	39,169
Valuation allowance	(39,169)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its financial position, results of operations and cash flows.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2010 and 2009

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations, financial position or cash flow.

6.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, during the year ended July 31, 2010, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of July 31, 2010 this former director was owed $29,062.

As well, during the year ended July 31, 2010, the current director of the Company has advanced the Company $8,680 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee to July 31, 2010 amounted to $40,000.

7.    SUBSEQUENT EVENT

There have been no subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 9A(T),  CONTROLS AND PROCEDURES

1.

Evaluation Of Disclosure Controls, Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

2.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

3.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report is as follows:

DIRECTORS:

Name of Director

Age

Michael Thiessen

37

EXECUTIVE OFFICERS:

Name of Officer

Age

Office

Michael Thiessen

 37

President, Chief Executive Officer,

Secretary, Treasurer and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Michael Thiessen

Mr. Michael Thiessen was appointed as our President, Chief Executive Officer, Treasurer, Secretary and Director on March 2, 2010. Mr. Michael Thiessen has spent his career focused on the study and utilization of the latest technologies designed to produce advanced new media products.

Prior to joining the Company, from 1995 to 1999, Mr. Thiessen was employed by World Gaming Inc., a pioneer in gaming software production. World Gaming Inc. was a U.S. public company, which was later listed on the AIM in London, UK. As the New Media Supervisor for World Gaming, Mr. Thiessen coordinated the in-house production of digital video, 3d animation, sound effects, programming and music production which were all utilized for the delivery of cutting edge gaming products. In 2000, Mr. Thiessen founded Foreground Image Inc., a company that produces television programs, commercials, corporate and music videos, as well as digital media serving and software programming. Mr. Thiessen is currently the Director and President. From 2006 to present, Mr. Thiessen has been the Supervising Post Production Producer for Rogers Television. Rogers Television is a division of Roger Communications Inc., a diversified Canadian communications and media company. Roger Communications Inc. is dually listed in both the United States and Canada.

Mr. Thiessen holds a Recording Arts Masters Degree from The Center for Digital Imaging and Sound where he graduated in 1999. He is also both an Avid certified Support Representative (ACSR) (since 2007) and a Certified Avid Instructor (ACI) (since 2008). Mr. Thiessen is not an officer or director of any other reporting company.

Kathryn Kozak

Ms. Kathryn Kozak acted as our President, Chief Executive Officer, Treasurer, Secretary and Director from August 17, 2009 to March 2, 2010. Ms. Kozak had a number of years’ experience include the building of infrastructures and management of private and public companies; specifically in high technology industries. Her experience also covered the fields of eCommerce, Database Management, interactive Gaming, Financial Processing, Telecommunications, Interactive Marketing and Online Advertising.

Prior to joining the Company, Ms. Kozak was Managing Director of Wiremix Interactive Media from 2006 to 2009. From June 2004 to January 2006, Ms. Kozak was the Founder & President of Eclipsicom Media Inc.  She was Vice President, Business Development & Sales at NextLevel.com Internet Productions Inc. from January 2000 to June 2004. Ms. Kozak attended Carleton University and received a Bachelor's Degree with Honors in Law & Psychology.  She also has a Diploma in Internet Marketing from the University of British Columbia, a Diploma in Public Relations from Algonquin College and Marketing Communications Diploma from the British Columbia Institute of Technology.  Ms. Kozak was not an officer or director of any other reporting company.

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

SUMMARY COMPENSATION TABLE

Name And Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Totals
Michael Thiessen President, CEO, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer Director	2010	40,000	0	0	0	0	0	0	40,000
Kathryn Kozak President, CEO, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer Director	2010	0	0	0	0	0	0	0	0
Nikolai Malitski Former President, CEO, CFO, Treasurer, Director	2009 2008 2007 2006	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

On March 2, 2010, we entered into an independent contractor agreement under which compensation of $8,000 per month was to be paid to perform services to the officer for a period of one year. The related service fee to July 31, 2010 amounted to $40,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.

Amount of

Percent of

Title of Class

  Name & Address Beneficial Owner

Beneficial

 Ownership

Ownership

Common Stock

Michael Thiessen

30,000,000

60%

38 Earl Street, Unit 10

Toronto, Ontario

Canada, M4Y 1M3

Common Stock

All Officers & Directors

   0

       0%

as a group that consists

of one person

The percent of class is based on 50,000,000 shares of common stock issued and outstanding as of October 29, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit and bookkeeping services including quarterly reviews through July 31, 2010 is $10,005.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this annual filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, filed with the SEC on October 27, 2007 in our Form SB-2, incorporated herein by reference.
3.2	Bylaws, filed with the SEC on October 27, 2007 in our Form SB-2, incorporated herein by reference.
8.01	10:1 forward split of the Company’s stock, filed with the SEC on June 11, 2009 in our Form 8-K, incorporated herein by reference.
10.1	Stock Purchase Agreement between Nikolai Malitski and Michael Thiessen dated November 4, 2009 (included as Exhibit 10.1 to the Form 10-K filed November 13, 2009 and incorporated herein by reference).
10.2

Independent Contractor Agreement between Punchline Entertainment, Inc. and Michael Thiessen dated March 2, 2010 (included as Exhibit 10.1 to the Form 8-K filed March 8, 2010 and incorporated herein by reference).

17.1	Resignation of Nikolai Malitski dated August 17, 2009 (included as Exhibit 17.1 to the Form 8-K filed September 2, 2009 and incorporate herein by reference).
17.2	Resignation of Kathryn Kozak dated March 2, 2010 (included as Exhibit 17.1 to the Form 8-K filed March 8, 2010 and incorporated herein by reference).
23.1	Consent of George Stewart CPA, regarding audited financial statements for the period ending July 31, 2010 (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

During the last quarter of the fiscal year, we did not file any reports on Form 8-K.

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

October 29, 2010

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Michael Thiessen, certify that:

1.

I have reviewed this annual report of Punchline Entertainment, Inc.;

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

Date: October 29, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Michael Thiessen, certify that:

1.

I have reviewed this annual report of Punchline Entertainment, Inc.;

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

Date: October 29, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Punchline Entertainment, Inc. (the “Company”) on Form 10-K for the period ending July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael Thiessen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

ii.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

iii.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 29th day of October, 2010.

/s/  Michael Thiessen

-------------------------------------

By:  Michael Thiessen

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Punchline Entertainment, Inc. (the “Company”) on Form 10-K for the period ending July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael Thiessen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

iv.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

v.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 29th day of October, 2010.

/s/  Michael Thiessen

-------------------------------------

By:  Michael Thiessen

Chief Financial Officer