Form 10-Q
period 2010-10-31
Punchline Entertainment, Inc.
filed 2010-12-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010.

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

Yes X No ☐

As of December 15, 2010, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the three months ended October 31, 2010

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4T.

Controls and Procedures.

17

PART II

Item 1.

Legal Proceedings.

  18

Item 1A.

Risk Factors.

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.

Defaults Upon Senior Securities.

20

Item 4.

Submission of Matters to a Vote of Security Holders.

21

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2010

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of October 31, 2010 (Unaudited) and July 31, 2010 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2010 and 2009, and the Period from December 11, 2006 (Inception) to October 31, 2010	7

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2010 and 2009, and the Period from December 11, 2006 (Inception) to October 31, 2010	8

Condensed Notes to Unaudited Interim Financial Statements	9-12

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	October 31,	July 31,
	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$0
Total Current Assets	0	0
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$84,463	$57,951
Advances from Officers	37,742	37,742
Total Current Liabilities	122,205	95,693

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(145,205)	(118,693)
Total Stockholders’ Deficiency	(117,205)	(90,693)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$5,000	$5,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Unaudited Statements of Operations

			December 11, 2006
	For the Three	For the Three	(inception)
	Months Ended	Months Ended	through
	October 31,	October 31,	October 31,
	2010	2009	2010

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

General & Administrative Expenses	26,511	12,769	146,120

Total General & Administrative Expenses	26,511	12,769	146,120

Net Income (Loss)	$(26,511)	$(12,769)	$(145,205)

Basic earning (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Unaudited Statements of Cash Flows
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	December 11, 2006 (inception) through October 31, 2010
Cash Flows from (used in) Operating Activities
Net (loss)	$(26,511)	$(12,769)	$(145,205)
Accounts payables and accrued liabilities	26,511	9,399	84,463
Net cash used for operating activities	-	(3,370)	(60,742)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities	-	-	(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	-	2,200	37,742
Net cash provided by financing activities	-	2,200	65,742

Net increase (decrease) in cash and equivalents	-	(1,170	-

Cash and equivalents at beginning of the period	-	1,234	-
Cash and equivalents at end of the period	$-	$64	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2010

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The financial statements should be read in conjunction with the Company’s July 31, 2010 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $145,205, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2011.

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2010

c)

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $Nil in cash and cash equivalents at October 31, 2010 (July 31, 2010 - $Nil).

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to October 31, 2010.

g)

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

h)

Basic and Diluted (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2010

SIGNIFICANT ACCOUNTING POLICIES - Continued

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

For the three months ended October 31, 2010 the Company did not have any stock-based compensation.

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2010

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its unaudited interim results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim financial position, results of operations and cash flows.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s unaudited interim results of operations, financial position or cash flow.

5.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of October 31, 2010 this former director was owed $29,062.

As well, as of October 31, 2010, the current director of the Company has advanced the Company $8,680 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee for the three months ended October 31, 2010 amounted to $24,000.

6.    SUBSEQUENT EVENT

There have been no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended October 31, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended October 31, 2010.

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

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No.52 “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States Dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

(II)

Service has occurred;

(III)

The fee is fixed or determinable; and

(IV)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its unaudited interim results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim financial position, results of operations and cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s unaudited interim results of operations, financial position or cash flow.

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

Comparison of Results for the Three Months Ended October 31, 2010 and October 31, 2009

For the three-month period ended October 31, 2010, we incurred a net loss of $26,511 compared with a net loss of $12,769 for the three-month period ended October 31, 2009. As we did not generate any revenue during the three month period ended October 31, 2010 and 2009, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

In the three-month period ended October 31, 2010, consulting expense of $8,000 per month is included in general and administrative expense, resulting in the additional $24,000 expense which was not incurred in the prior year. This was partly offset by $10,538 in conference fees and related travel to the conference that was incurred in the three-month period ended October 31, 2009.

Our net loss during the three-month period ended October 31, 2010 was $26,511 or ($0.00) per share compared to a net loss of $12,769 or ($0.00) per share during the three-month period ended October 31, 2009. The weighted average number of shares outstanding was 50,000,000 for the three-month period ended October 31, 2010 and 2009, respectively.

Since inception to date, we have earned revenues of $915. Our net loss from inception through October 31, 2010 was $145,205.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended October 31, 2010

As of October 31, 2010, our total assets were $5,000, our total liabilities were $122,205, and stockholders’ equity was $(117,205).

At October 31, 2009, we had total assets of $5,064 consisting of $64 in cash and $5,000 in vending equipment. Our total liabilities were $44,402, and stockholders’ equity was $(39,338) for the same period.

As at October 31, 2010, we had no current asset while our current liabilities were $122,205, resulting in a working capital deficiency of $122,205. Current liabilities comprised of advances from officers of $37,742 and accounts payable of $84,463 in accounts payable.

Stockholders’ deficit increased from $118,693 for fiscal year ended July 31, 2010 to a deficit of $145,205 at October 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended October 31, 2010, net cash flows used in operating activities was $Nil, resulting from a net loss of $26,511 and a corresponding increase in accounts payables of $26,511. For the three month period ended October 31, 2009, net cash flows used in operating activities was $(3,370), resulting from a net loss of $12,769 and increase in accounts payable of $9,399.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended October 31, 2010, net cash flows provided from financing activities was $Nil. For the three-month period ended October 31, 2009, net cash flows provided from financing activities was $2,200, all advances from officers.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

Currently we do not have the cash reserve to meet our obligations for the next nine month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next three months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2011.  During the period from inception (December 11, 2006) to date, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $29,062 at October 31, 2010. During the period from inception (December 11, 2006) to date, Michael Thiessen, our current Chief Executive Officer and director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $8,680 at October 31, 2010.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of October 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $15,000 in organizational and marketing expenses in the next nine months. As of October 31, 2010 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $145,205 from our incorporation to October 31, 2010.

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

December 15, 2010

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

Date: December 15, 2010

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

Date: December 15, 2010

/s/  Michael Thiessen

--------------------------------------

By:  Michael Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Punchline Entertainment, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael Thiessen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

i.

The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii.

The information contained in the Report fairly presents, in all material respects, the financial condition and Result of operations of the company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of December, 2010.

/s/  Michael Thiessen

-------------------------------------

By:  Michael Thiessen

Chief Executive Officer