Form 10-Q
period 2011-01-31
Punchline Entertainment, Inc.
filed 2011-03-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011.

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

Yes X No ☐

As of March 15, 2011, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the six months ended January 31, 2011

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2011

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of January 31, 2011 (Unaudited) and July 31, 2010 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to January 31, 2011	7

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to January 31, 2011	8

Condensed Notes to Unaudited Interim Financial Statements	9-12

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	January 31,	July 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$0
Total Current Assets	0	0
Other Assets
Vending Equipment	5,000	5,000
Total Other Assets	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$103,294	$57,951
Advances from Officers	45,214	37,742
Total Current Liabilities	148,508	95,693

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(171,508)	(118,693)
Total Stockholders’ Deficiency	(143,508)	(90,693)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$5,000	$5,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC
(A Development Stage Company)
Unaudited Statements of Operations
	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2011	2010	2011	2010	2011
Revenue
Revenue	$-	$-	$-	$-	$915
Total revenue	-	-	-	-	915
Operating expenses:
General and administrative	26,303	1,383	52,814	14,152	172,423
Operating loss	(26,303)	(1,383)	(52,814)	(14,152)	(171,508)
Net loss	$(26,303)	$(1,383)	$(52,814)	$(14,152)	$(171,508)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	50,000,000*	50,000,000*	50,000,000*	50,000,000*

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Unaudited Statements of Cash Flows
	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	December 11, 2006 (inception) through January 31, 2011
Cash Flows from (used in) Operating Activities
Net (loss)	$(52,814)	$(14,152)	$(171,508)
Accounts payables and accrued liabilities	45,343	9,909	103,294
Net cash used for operating activities	(7,472)	(4,243)	(68,214)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities	-	-	(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	7,472	3,009	45,214
Net cash provided by financing activities	-	3,009	73,214

Net increase (decrease) in cash and equivalents	-	(1,234)	-

Cash and equivalents at beginning of the period	-	1,234	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2011

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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $171,508, and has earned only $915 in revenues.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2011.

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

January 31, 2011

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at January 31, 2011 (July 31, 2010 - $Nil).

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to January 31, 2011.

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

January 31, 2011

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

For the six months ended January 31, 2011 the Company did not have any stock-based compensation.

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

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to January 31, 2011, there are 50,000,000*  common stock issued and outstanding:

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

January 31, 2011

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

5.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of January 31, 2011 this former director was owed $29,062.

As well, as of January 31, 2011, the current director of the Company has advanced the Company $16,152 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee for the six months ended January 31, 2011 amounted to $48,000.

6.    SUBSEQUENT EVENT

There have been no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended January 31, 2011 to the same period in 2010. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended January 31, 2011.

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

Comparison of Results for the Six Months Ended January 31, 2011 and January 31, 2010

For the six-month period ended January 31, 2011, we incurred a net loss of $52,814 compared with a net loss of $14,152 for the six-month period ended January 31, 2010. As we did not generate any revenue during the six month period ended January 31, 2011 and 2010, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

In the six-month period ended January 31, 2011, consulting expense of $8,000 per month is included in general and administrative expense, resulting in the additional $48,000 expense which was not incurred in the prior year. This was partly offset by $10,538 in conference fees and related travel to the conference that was incurred in the six-month period ended January 31, 2010.

Our net loss during the six-month period ended January 31, 2011 was $52,814 or ($0.00) per share compared to a net loss of $14,152 or ($0.00) per share during the six-month period ended January 31, 2010. The weighted average number of shares outstanding was 50,000,000 for the six-month period ended January 31, 2011 and 2010, respectively.

Since inception to date, we have earned revenues of $915. Our net loss from inception through January 31, 2011 was $171,508.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended January 31, 2011

As of January 31, 2011, our total assets were $5,000, our total liabilities were $148,508, and stockholders’ equity was $(143,508).

At January 31, 2010, we had total assets of $5,000 consisting of $5,000 in vending equipment. Our total liabilities were $45,721, and stockholders’ equity was $(40,721) for the same period.

As at January 31, 2011, we had no current asset while our current liabilities were $148,508, resulting in a working capital deficiency of $148,508. Current liabilities comprised of advances from officers of $45,214 and accounts payable of $103,294 in accounts payable.

Stockholders’ deficit increased from $118,693 for fiscal year ended July 31, 2010 to a deficit of $171,508 at January 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended January 31, 2011, net cash flows used in operating activities was $(7,472), resulting from a net loss of $52,814 and a corresponding increase in accounts payables of $45,343. For the six month period ended January 31, 2010, net cash flows used in operating activities was $(4,243), resulting from a net loss of $14,152 and increase in accounts payable of $9,909.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended January 31, 2011, net cash flows provided from financing activities was $7,472 as advances from officers. For the six-month period ended January 31, 2010, net cash flows provided from financing activities was $3,009, all advances from officers.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We expect to earn revenues from the one machine we have already placed but there is no guaranty that this will occur.

Currently we do not have the cash reserve to meet our obligations for the next six month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next six months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2011.  During the period from inception (December 11, 2006) to date, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $29,062 at January 31, 2011. During the period from inception (December 11, 2006) to date, Michael Thiessen, our current Chief Executive Officer and director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand.  The balance due the director was $16,152 at January 31, 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $15,000 in organizational and marketing expenses in the next six months. As of January 31, 2011 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $171,508 from our incorporation to January 31, 2011.

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

March 15, 2011