Form 10-K
period 2011-07-31
Punchline Entertainment, Inc.
filed 2011-10-28
CIK 1415744

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

For the Fiscal Year ended July 31, 2011

Commission File Number 333-146934

PUNCHLINE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in its charter)

                Nevada                                              N/A

(State of incorporation)                   (I.R.S. Employer ID Number)

736 Bay Street, Suite 1205
Toronto, Ontario, Canada  M5G 2M4

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act,        Yes (  )    No (X)

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

Non-accelerated filer   (  )

         Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes(X)     No (  )

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of October 28, 2011 was: $4,000,000.

As of October 28, 2011, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

 Page

PART I

ITEM 1:

DESCRIPTION OF BUSINESS

5

ITEM 1A:

RISK FACTORS

5

ITEM 2:

DESCRIPTION OF PROPERTY

8

ITEM 3:

LEGAL PROCEEDINGS

8

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6:

SELECTED FINANCIAL DATA

10

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

11

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

27

ITEM 9A(T):

CONTROLS AND PROCEDURES

27

ITEM 9B

OTHER INFORMATION

28

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

28

ITEM 11:

EXECUTIVE COMPENSATION

29

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

31

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

31

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

PART IV

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K, except as required by law.

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

In General

We are a development stage company. We are engaged in the placing of strength testing amusement gaming machines called Boxers, in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. As of July 31, 2011, we have acquired one Boxer that has been placed in Lynwood, Washington. The machine has been de-commissioned as it is in need of material repairs. Although we expect to receive revenues again in the future from this placement upon its repair, there is no guarantee that this will occur as there is no certainty the machine can be repaired and restored to an operational state and we have no timeline in place for such necessary repair.

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

We expect to incur approximately $126,000 in organizational and marketing expenses in the next twelve months. As of July 31, 2011 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $232,662 from our incorporation to July 31, 2011.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2011.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol “PUNL.OB”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations. There has been no active trading of our securities and therefore no high and low bid pricing.

Our stock was not actively traded until September 4, 2009.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended July 31, 2011	High	Low
Quarter ended July 31, 2011	$ 0.20	$ 0.18
Quarter ended April 30, 2011	$ 0.20	$ 0.20
Quarter ended January 31, 2011	$ 0.20	$ 0.20
Quarter ended October 31, 2010	$ 0.20	$ 0.20

For the Fiscal Year Ended July 31, 2010
Quarter ended July 31, 2010	$ 0.20	$ 0.20
Quarter ended April 30, 2010	$ 0.28	$ 0.15
Quarter ended January 31, 2010	$ 0.38	$ 0.20
Quarter ended October 31, 2009	$ 0.25	$ 0.18

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

HOLDERS

As of October 28, 2011, we had 18 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of October 28, 2011, we had no compensation plans under which our equity securities are authorized for issuance.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2011 to the same period in 2010. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2011. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Cautionary Statement Regarding Forwarding-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Results of Operations

For the fiscal year ended July 31, 2011, we incurred a net loss of $113,969 compared with a net loss of $64,124 for the fiscal year ended July 31, 2010. As we did not generate any revenue during the years ended July 31, 2011 and 2010, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs, and depreciation of the vending equipment. In the fiscal year ended July 31, 2011, we incurred a full twelve months of consulting expense of $8,000 per month, whereas for the fiscal year ended July 31, 2010, we began incurring consulting expense, starting March 2, 2010, so only five months of expense. For the year ended July 31, 2010, no depreciation was recognized. For the year ended July 31, 2011, full depreciation of $5,000 was expensed.

Since inception to date, we have earned revenues of $915, which were earned during the year ending July 31, 2009. Our net loss from inception through July 31, 2011 was $232,662.

As of July 31, 2011, our total assets were $74, our total liabilities were $204,736, and stockholders’ deficiency was $204,662.

At July 31, 2010, we had total assets of $5,000, our total liabilities were $95,693, and stockholders’ deficiency was $90,693 for the same period.

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

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at July 31, 2011 (July 31, 2010 - $Nil).

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

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2011.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2011 AND 2010, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2011

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of July 31, 2011 and July 31, 2010	18

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to July 31, 2011	19

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2011 and 2010 and the Period from December 11, 2006 (Inception) to July 31, 2011	20

Statements of Cash Flows for the Years ended July 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to July 31, 2011	21

Notes to Financial Statements	22-26

GEORGE STEWART, CPA

316 17th AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Punchline Entertainment, Inc.

I have audited the accompanying balance sheet of Punchline Entertainment, Inc. (A Development Stage Company) as of July 31, 2011 & 2010, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from December 11, 2006 (inception), to July 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punchline Entertainment, Inc., (A Development Stage Company) as of July 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from December 11, 2006 (inception), to July 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

October 27, 2011

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2011	2010
	(Audited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expenses	74	-
Total Current Assets	74	-
Other Assets
Vending Equipment	-	5,000
Total Other Assets	-	5,000

TOTAL ASSETS	$74	$5,000

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$157,527	$57,951
Advances from Officers	47,209	37,742
Total Current Liabilities	204,736	95,693

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(232,662)	(118,693)
Total Stockholders’ Deficiency	(204,662)	(90,693)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$74	$5,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2011	2010	2011

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

G & A Expenses	108,969	64,124	228,577
Depreciation	5,000	-	5,000

Total Expenses	113,969	64,124	233,577

Net Income (Loss)	$(113,969)	$(64,124)	$(232,662)

Basic earning (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2011

				Deficit
	Common	Common	Additional	Accumulated
	Stock *	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, December 11, 2006	-	$ -	$ -	$ -	$ -
Stock issued for cash on February 22, 2007	30,000,000	$ 3,000			$ 3,000
@ $0.001 per share

Stock issued for cash on March 15, 2007	15,000,000	$ 1,500	$ 13,500		$ 15,000
@ $0.01 per share

Stock issued for cash on May 9, 2007	5,000,000	$ 500	$ 9,500		$ 10,000
@ $0.02 per share

Net loss, July 31, 2007				(482)	(482)
Balance, July 31, 2007	50,000,000	$ 5,000	$ 23,000	$ (482)	$ 27,518

Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	50,000,000	$ 5,000	$ 23,000	$ (32,905)	$ (4,905)

Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	50,000,000	$ 5,000	$ 23,000	$ (54,569)	$ (26,569)

Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	50,000,000	$ 5,000	$ 23,000	$ (118,693)	$ (90,693)

Net loss, July 31, 2011				(113,969)	(113,969)
Balance, July 31, 2011	50,000,000	$ 5,000	$ 23,000	$ (232,662)	$ (204,662)

* The number in Common Stock reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Statements of Cash Flows
	Year Ended July 31, 2011	Year Ended July 31, 2010	December 11, 2006 (inception) through July 31, 2011
Cash Flows from (used in) Operating Activities
Net (loss)	$(113,969)	$(64,124)	$(232,662)
Depreciation of Vending Equipment	$5,000	$-	$5,000
Prepaid Expenses	(74)	-	(74)
Accounts payables and accrued liabilities	99,576	51,201	157,527
Net cash used for operating activities	(9,467)	(12,923)	(70,209)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities			(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Advances from Officers	9,467	11,689	47,209
Net cash provided by financing activities	9,467	11,689	75,209

Net increase (decrease) in cash and equivalents	-	(1,234)	-

Cash and equivalents at beginning of the period	-	1.234	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	-	$-
Taxes	$-	-	$-

Non-Cash Activities	$-	-	$-

The accompanying notes are an integral part of these financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2011 and July 31, 2010

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

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $232,662, and has earned only $915 in revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2011.

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

July 31, 2011 and July 31, 2010

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at July 31, 2011 (July 31, 2010 - $Nil).

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

f)

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2011.

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2011 and July 31, 2010

SIGNIFICANT ACCOUNTING POLICIES – Continued

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

i)

Stock-Based Compensation

The Company has adopted FASB ASC 718 (Prior authoritative literature: SFAS 123 (revised in December 2004), “Share Based Payment,” which requires measuring the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. The Company does not recognize compensation cost for equity instruments for which employees do not render the requisite service. Grant-date fair value of employee and non-employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments. For the year ended July 31, 2011 the Company did not have any stock-based compensation.

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

(ii)

Service has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

3.

VENDING EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
July 31, 2011	5,000	5,000	-
July 31, 2010	5,000	-	5,000

The Vending Equipment was fully depreciated in the year ended July 31, 2011.

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2011 and July 31, 2010

4.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2011, there are 50,000,000* common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

5.

INCOME TAXES

The Company has incurred operating losses of $ 227,662, which, if unutilized, will begin to expire in 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2011
Net operating loss (from inception (Dec 11, 2006 to July 31, 2011)	$232,662
Statutory tax rate (combined federal and state)	33%
Non-capital tax loss	76,778
Valuation allowance	(76,778)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

6.

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2011 and July 31, 2010

6.

RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

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

7.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of July 31, 2011 this former director was owed $29,062.

As well, as of July 31, 2011, the current director of the Company has advanced the Company $18,147 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The agreement has been continued on a month-to-month basis. The related service fee for the year ended July 31, 2011 amounted to $96,000 (July 31, 2010 - $40,000).

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

2.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

38

EXECUTIVE OFFICERS:

Name of Officer

Age

Office

Michael Thiessen

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

SUMMARY COMPENSATION TABLE

Name And Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Totals
Michael Thiessen President, CEO, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer Director	2011 2010	96,000 40,000	0 0	0 0	0 0	0 0	0 0	0 0	90,000 40,000
Kathryn Kozak President, CEO, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer Director	2010	0	0	0	0	0	0	0	0
Nikolai Malitski Former President, CEO, CFO, Treasurer, Director	2009 2008 2007 2006	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

On March 2, 2010, we entered into an independent contractor agreement under which compensation of $8,000 per month was to be paid to perform services to the officer for a period of one year. The related service fee for the year ended July 31, 2011 amounted to $96,000 (July 31, 2010 - $40,000). The agreement has been continued on a month-to-month basis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.

Amount of

Percent of

Title of Class

  Name & Address Beneficial Owner

Beneficial

 Ownership

Ownership

Common Stock

Michael Thiessen

30,000,000

60%

38 Earl Street, Unit 10

Toronto, Ontario

Canada, M4Y 1M3

Common Stock

All Officers & Directors

   0

       0%

as a group that consists

of one person

The percent of class is based on 50,000,000 shares of common stock issued and outstanding as of October 28, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit and bookkeeping services including quarterly reviews through July 31, 2011 is $10,300 (July 31, 2010 - $10,005).

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of July 31, 2011 and 2010

•

Statements of Operations and Comprehensive Loss for the years ended July 31, 2011 and 2010 and the period from December 11, 2006 (inception) to July 31, 2011

•

Statements of Changes in Stockholders’ Deficiency for the years ended July 31, 2011 and 2010 and the period from December 11, 2006 (inception) to July 31, 2011

•

Statements of Cash Flows for the years ended July 31, 2011 and 2010 and the period from December 11, 2006 (inception) to July 31, 2011

•

Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

EXHIBITS

Exhibit Number	Description
23.1	Consent of George Stewart CPA, regarding audited financial statements for the period ending July 31, 2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 28, 2011