Form 10-Q
period 2011-10-31
Punchline Entertainment, Inc.
filed 2011-12-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

X Yes No ☐

As of December 15, 2011, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the three months ended October 31, 2011

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

17

Item 4T.

Controls and Procedures.

17

PART II

Item 1.

Legal Proceedings.

  19

Item 1A.

Risk Factors.

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.

Defaults Upon Senior Securities.

21

Item 4.

Submission of Matters to a Vote of Security Holders.

21

Item 5.

Other Information.

22

Item 6.

Exhibits.

22

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2011

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of October 31, 2011 (Unaudited) and July 31, 2011 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to October 31, 2011	7

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2011 and 2010, and the Period from December 11, 2006 (Inception) to October 31, 2011	8

Condensed Notes to Unaudited Interim Financial Statements	9-13

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	October 31,	July 31,
	2011	2011
	(Unaudited)	(Audited)
Current Assets
Cash	$-	-
Prepaid Expenses	-	$74
Total Current Assets	-	74
Other Assets
Vending Equipment	-	-
Total Other Assets	-	-

TOTAL ASSETS	$-	$74

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$177,606	$157,527
Temporary Loan	5,000	-
Advances from Officers	47,209	47,209
Total Current Liabilities	229,815	204,736

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(257,815)	(232,662)
Total Stockholders’ Deficiency	(229,815)	(204,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$-	$74

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
	For the Three	For the Three	(inception)
	Months Ended	Months Ended	through
	October 31	October 31	October 31
	2011	2010	2011

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

G & A Expenses	25,153	26,511	253,730
Depreciation	-	-	5,000

Total Expenses	25,153	26,511	258,730

Net Income (Loss)	$(25,153)	$(26,511)	$(257,815)

Basic earning (loss) per share	$(0.00)	$0.00)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Unaudited Statements of Cash Flows
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	December 11, 2006 (inception) through October 31, 2011
Cash Flows from (used in) Operating Activities
Net (loss)	$(25,153)	$(26,511)	$(257,815)
Depreciation of Vending Equipment	-	-	5,000
Prepaid Expenses	74	-	-
Accounts payables and accrued liabilities	20,079	26,511	177,606
Net cash used for operating activities	(5,000)	-	(75,209)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities	-	-	(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Temporary Loan	5,000	-	5,000
Advances from Officers	-	-	47,209
Net cash provided by financing activities	5,000	-	80,209

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2011

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. The financial statements should be read in conjunction with the Company’s July 31, 2011 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $257,815, and has earned only $915 in revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2012.

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

October 31, 2011

SIGNIFICANT ACCOUNTING POLICIES - Continued

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at October 31, 2011 (July 31, 2011 - $Nil).

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to October 31, 2011.

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

October 31, 2011

SIGNIFICANT ACCOUNTING POLICIES - Continued

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

For the three months ended October 31, 2011 the Company did not have any stock-based compensation.

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

(ii)

Service has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

3.

VENDING EQUIPMENT

Vending Equipment	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
October 31, 2011	5,000	5,000	-
July 31, 2011	5,000	5,000	-

The Vending Equipment was fully depreciated in the year ended July 31, 2011.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2011

4.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to October 31, 2011, there are 50,000,000*  common stock issued and outstanding:

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

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2011

6.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of October 31, 2011 this former director was owed $29,062.

As well, as of October 31, 2011, the current director of the Company has advanced the Company $18,147 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The agreement has been continued on a month-to-month basis. The related service fee for the three months ended October 31, 2011 amounted to $24,000 (October 31, 2010 - $24,000).

7.    SUBSEQUENT EVENT

There have been no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended October 31, 2011 to the same period in 2010. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended October 31, 2011.

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

Comparison of Results for the Three Months Ended October 31, 2011 and October 31, 2010

For the three-month period ended October 31, 2011, we incurred a net loss of $25,153 compared with a net loss of $26,511 for the three-month period ended October 31, 2010. As we did not generate any revenue during either the three-month periods ended October 31, 2011 and 2010, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

All expenses remained nearly identical during the two three-month periods with the only difference being a savings in accounting expense in the three-month period ended October 31, 2011, due to the over-accrual of our July 31, 2011 year end audit fees which we then adjusted to actual for the three-month period ended October 31, 2011 with a reversal.

Since inception to date, we have earned revenues of $915. Our net loss from inception through October 31, 2011 was $257,815.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended October 31, 2011

As of October 31, 2011, our total assets were $Nil, our total liabilities were $229,815, and stockholders’ deficiency was $229,815.

As of October 31, 2010, our total assets were $5,000 consisting entirely of vending equipment, our total liabilities were $122,205, and stockholders’ deficiency was $117,205.

Stockholders’ deficit increased from $204,662 for fiscal year ended July 31, 2011 to a deficit of $229,815 at October 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2011, net cash flows used in operating activities was $(5,000), resulting from a net loss of $25,153 and increase in accounts payable of $20,079 and prepaid expenses of $74. For the three-month period ended October 31, 2010, net cash flows used in operating activities was $Nil, resulting from a net loss of $26,511 and a corresponding increase in accounts payables of $26,511.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended October 31, 2011, net cash flows provided from financing activities was $5,000 in the form of a temporary loan. For the three-month period ended October 31, 2010, net cash flows provided from financing activities was $Nil.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2012. During the period from inception (December 11, 2006) to date, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $29,062 at October 31, 2011. During the period from inception (December 11, 2006) to date, Michael Thiessen, our current Chief Executive Officer and director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $18,147 at October 31, 2011.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of October 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $126,000 in organizational and marketing expenses in the next nine months. As of October 31, 2011 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $257,815 from our incorporation to October 31, 2011.

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

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

December 15, 2011