Form 10-Q
period 2012-01-31
Punchline Entertainment, Inc.
filed 2012-03-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012.

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

X Yes No

As of March 15, 2012, the registrant had 50,000,000 shares of common stock, par value $0.0001, outstanding.

PUNCHLINE ENTERTAINMENT, INC.

FORM 10-Q

For the six months ended January 31, 2012

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2012

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE ENTERTAINMENT, INC.

Page #

Balance Sheets as of January 31, 2012 (Unaudited) and July 31, 2011 (Audited)	6

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to January 31, 2012	7

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to January 31, 2012	8

Condensed Notes to Unaudited Interim Financial Statements	9-13

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Balance Sheets

ASSETS
	January 31,	July 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets
Cash	$-	-
Prepaid Expenses	-	$74
Total Current Assets	-	74
Other Assets
Vending Equipment	-	-
Total Other Assets	-	-

TOTAL ASSETS	$-	$74

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$203,963	$157,527
Temporary Loan	5,000	-
Advances from Officers	47,209	47,209
Total Current Liabilities	256,172	204,736

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(284,172)	(232,662)
Total Stockholders’ Deficiency	(256,172)	(204,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$-	$74

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC
(A Development Stage Company)
Unaudited Statements of Operations
	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2012	2011	2012	2011	2012
Revenue
Revenue	$-	$-	$-	$-	$915
Total revenue	-	-	-	-	915
Operating expenses:
General and administrative	26,357	26,303	51,510	52,814	280,087
Depreciation					5,000
Total expenses	(26,357)	(26,303)	(51,510)	(52,814)	(285,087)
Net income (loss)	$(26,357)	$(26,303)	$(51,510)	$(52,814)	$(284,172)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	50,000,000*	50,000,000*	50,000,000*	50,000,000*

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE ENTERTAINMENT, INC (A Development Stage Company) Unaudited Statements of Cash Flows
	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	December 11, 2006 (inception) through January 31, 2012
Cash Flows from (used in) Operating Activities
Net (loss)	$(51,510)	$(52,814)	$(284,172)
Depreciation of Vending Equipment	-	-	5,000
Prepaid Expenses	74	-	-
Accounts payables and accrued liabilities	46,436	45,343	203,963
Net cash used for operating activities	(5,000)	(7,472)	(75,209)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities	-	-	(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Temporary Loan	5,000	-	5,000
Advances from Officers	-	7,472	47,209
Net cash provided by financing activities	-	-	80,209

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2012

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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $284,172, and has earned only $915 in revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2012.

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

January 31, 2012

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at January 31, 2012 (July 31, 2011 - $Nil).

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to January 31, 2012.

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

January 31, 2012

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

For the six months ended January 31, 2012 the Company did not have any stock-based compensation.

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

(ii)

Service has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

3.

VENDING EQUIPMENT

Vending Equipment	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
January 31, 2012	5,000	5,000	-
July 31, 2011	5,000	5,000	-

The Vending Equipment was fully depreciated in the year ended July 31, 2011.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2012

4.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to January 31, 2012, there are 50,000,000* common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating the requirements of this standard, but it is not expected to have a material impact on its unaudited interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

Punchline Entertainment, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2012

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s unaudited interim results of operations, financial position or cash flow.

6.    RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former director of the Company advanced the Company funds by making payments on behalf of the Company. As of January 31, 2012 this former director was owed $29,062.

As well, as of January 31, 2012, the current director of the Company has advanced the Company $18,147 by making payments on behalf of the Company.

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The agreement has been continued on a month-to-month basis. The related service fee for the six months ended January 31, 2012 amounted to $48,000 (January 31, 2011 - $48,000).

7.    SUBSEQUENT EVENT

There have been no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended January 31, 2012 to the same period in 2011. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended January 31, 2012.

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

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104 (“SAB”), “Revenue Recognition in Financial Statements”. Revenue will consist of service income and will be recognized only when all of the following criteria have been met:

(I)

Persuasive evidence for an agreement exists;

(II)

Service has occurred;

(III)

The fee is fixed or determinable; and

(IV)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our unaudited interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on our unaudited interim consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that the adoption of this pronouncement will have a significant effect on our unaudited interim consolidated financial statements.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our unaudited interim results of operations, financial position or cash flow.

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

Comparison of Results for the Six Months Ended January 31, 2012 and January 31, 2011

For the six-month period ended January 31, 2012, we incurred a net loss of $51,510 compared with a net loss of $52,814 for the six-month period ended January 31, 2011. As we did not generate any revenue during either the six-month periods ended January 31, 2012 and 2011, the net losses were comprised completely of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs.

All expenses remained nearly identical during the two six-month periods with the only difference being a savings in accounting expense in the six-month period ended January 31, 2012, due to the over-accrual of our July 31, 2011 year end audit fees which we then adjusted to actual for the six-month period ended January 31, 2012 with a reversal.

Since inception to date, we have earned revenues of $915. Our net loss from inception through January 31, 2012 was $284,172.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended January 31, 2012

As of January 31, 2012, our total assets were $Nil, our total liabilities were $256,172, and stockholders’ deficiency was $256,172.

As of January 31, 2011, our total assets were $5,000 consisting entirely of vending equipment, our total liabilities were $148,508, and stockholders’ deficiency was $143,508.

Stockholders’ deficit increased from $232,662 for fiscal year ended July 31, 2011 to a deficit of $284,172 at January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2012, net cash flows used in operating activities was $(5,000), resulting from a net loss of $51,510 and increase in accounts payable of $46,436 and prepaid expenses of $74.  For the six-month period ended January 31, 2011, net cash flows used in operating activities was $(7,472), resulting from a net loss of $52,814 and a corresponding increase in accounts payables of $45,343.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended January 31, 2012, net cash flows provided from financing activities was $5,000 in the form of a temporary loan. For the six-month period ended January 31, 2011, net cash flows provided from financing activities was $7,472 as advances from officers.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2012. During the period from inception (December 11, 2006) to date, Nikolai Malitski, our former Chief Executive Officer and a former director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $29,062 at January 31, 2012. During the period from inception (December 11, 2006) to date, Michael Thiessen, our current Chief Executive Officer and director, has advanced funds to the company to pay for costs incurred. These funds are interest free and payable upon demand. The balance due the director was $18,147 at January 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to incur approximately $126,000 in organizational and marketing expenses in the next six months. As of January 31, 2012 and the date of this document, we do not have cash on hand to fulfill this requirement.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 11, 2006 and to date have been involved primarily in organizing activities and have placed only one entertainment machine at a bar located in Lynnwood, Washington. We have earned limited revenues from inception to the date of this prospectus and have incurred total losses of $284,172 from our incorporation to January 31, 2012.

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

March 15, 2012