Form 10-K
period 2012-07-31
Punchline Resources Ltd.
filed 2012-10-30
CIK 1415744

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

For the Fiscal Year ended July 31, 2012

Commission File Number 333-146934

PUNCHLINE RESOURCES LTD.

(Exact Name of Registrant as Specified in its charter)

                Nevada                                             N/A

(State of incorporation)                  (I.R.S. Employer ID Number)

2850 W. Horizon Ridge Parkway, Suite 200
Henderson, Nevada 89052

(702)-430-4749

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes(X)     No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this form 10-K or any amendment to this form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )

         Accelerated Filer ( )

Non-accelerated filer  ( )

         Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes( )    No (X)

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,600,000  based on a $0.18 closing price for the Common Stock on January 31, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of October 30, 2012, the registrant had 50,264,842 shares of common stock, par value $0.0001, outstanding.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

 Page

PART I

ITEM 1:

BUSINESS

5

ITEM 1A:

RISK FACTORS

8

ITEM 1B:

UNRESOLVED STAFF COMMENTS

14

ITEM 2:

PROPERTIES

14

ITEM 3:

LEGAL PROCEEDINGS

19

ITEM 4:

MINE SAFETY DISCLOSURES

19

PART II

ITEM 5:

MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

20

ITEM 6:

SELECTED FINANCIAL DATA

21

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

21

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

37

ITEM 9A:

CONTROLS AND PROCEDURES

37

ITEM 9B

OTHER INFORMATION

38

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

39

ITEM 11:

EXECUTIVE COMPENSATION

41

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

43

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

43

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

44

PART IV

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

45

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

Our Corporate History and Background

We were incorporated on December 11, 2006 under the laws of the State of Nevada.

On November 4, 2009, our former president and director transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000. On September 7, 2012, Ramzan Savji, our sole director and officer acquired 30,000,000 shares of our common stock from Mr. Thiessen for $30,000, triggering a change in control of our company.

We were originally started as a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. We had acquired one Boxer that had been placed in Lynwood, Washington. The machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to mineral exploration.

Current Business

On September 7, 2012 we entered into a Mineral Lease Agreement with MinQuest, Inc. Pursuant to the terms of the Agreement, we have acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian Provincial governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we, or the current operators of the mining properties we have an interest in, are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit,” “Air Quality Permit,” “Water Quality Permit,” “Industrial Artificial Pond Permit,” and several other health and safety permits. These permits are subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current or anticipated operations, we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

The operation of mines is governed by both federal and state laws. The Empress Property is administered by the United States Department of Interior, Bureau of Land Management (“BLM”) in Nevada. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Empress Property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Nevada Division of Environmental Protection (NDEP) is the state agency that administers the reclamation permits, mine permits and related closure plans on the project. Local jurisdictions may also impose permitting requirements, such as conditional use permits or zoning approvals.

Mining activities at the Empress Property are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our properties would currently give rise to any potential liability under CERCLA. We cannot predict the likelihood of future liability under CERCLA with respect to our property or surrounding areas that have been affected by historic mining operations.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions. Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An “Environmental Assessment” (EA) may be adequate for smaller projects. An “Environmental Impact Statement” (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (ESA) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. The term “threatened” under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We currently are unaware of any endangered species issues at our project that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We are committed to maintaining all of our financial assurance and reclamation obligations.

We believe that we are currently in compliance with the statutory and regulatory provisions governing our operations. We hold or will hold all necessary permits and other authorizations to the extent that our current or future claims and the associated operations require them. During the initial phases of our exploration program there will not be any significant disturbances to the land or environment and hence, no government approval is required.

However, we may do business and own properties in a number of different geographical areas and are therefore subject to the jurisdictions of a large number of different authorities at different countries. We plan to comply with all statutory and regulatory provisions governing our current and future operations. However, these regulations may increase significant costs of compliance to us, and regulatory authorities also could impose administrative, civil and criminal penalties for non-compliance. At this time, it is not possible to accurately estimate how laws or regulations would impact our future business. We also can give no assurance that we will be able to comply with future changes in the statutes and regulations.

As we do not know the extent of the exploration program that we will be undertaking, we cannot estimate the cost of the remediation and reclamation that will be required. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position in the event that a potentially economic deposit is discovered.

If we are successful in identifying a commercially viable ore body and we are able to enter into commercial production, due to the increased environmental impact, the cost of complying with permit and environmental laws will be greater than in the previous phases.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development Expenditures

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We do not have any subsidiaries

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR OVERALL BUSINESS OPERATIONS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations. As at July 31, 2012, we have an accumulated deficit of $107,323 and a total stockholders’ deficiency of $79,323.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2012 and 2011, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended July 31, 2012, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our property is in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on our property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, and there can be no assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our property, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on our property in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that any discovered resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource property or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS ASSOCIATED WITH OUR INDUSTRY

The Development And Operation Of Our Mining Projects Involve Numerous Uncertainties.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future gold and silver prices; and

•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of material to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site;

•	unanticipated transportation costs;

•

government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and

•	accidents, labor actions and force majeure events.

Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

•	The identification of potential economic mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

The Price Of Gold and Silver are Highly Volatile And A Decrease In The Price Of Gold or Silver Would Have A Material Adverse Effect On Our Business.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mining properties at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although maintenance of insurance to ameliorate some of these risks is part of our proposed exploration program associated with those mining properties we have an interest in, such insurance may not be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

We Face Significant Competition In The Mineral Exploration Industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel. Such competition may result in our being unable to acquire interests in economically viable gold and silver exploration properties or qualified personnel.

Our Applications For Exploration Permits May Be Delayed Or May Be Denied In The Future.

Exploration activities usually require the granting of permits from various governmental agencies. For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities. Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limity our ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada, USA 89052 . Our offices occupy approximately 200 square feet of space.

As of July 31, 2012, we did not own or lease any property.

Empress Property

On September 7, 2012 we entered into a Mineral Lease Agreement with MinQuest, Inc. Pursuant to the terms of the Agreement, MinQuest, Inc., has agreed to lease us 100% of the exploration and mining rights to the Empress Property for a period of 20 years.

Location and Access

The Empress Property is situated in southwestern Nevada. The property is located in Esmeralda County, Nevada, approximately 26 miles south of Goldfield in the Tokop mining district. Access is via 10 miles of gravel roads from the small hamlet of Gold Point. The property is located near the eastern margin of the Montezuma Range. Branch roads, some requiring 4-wheel drive vehicles, lead to most parts of the property area. The town of Goldfield, the County seat, offers few services. Some supplies and services are available in Tonopah, 42 km north of Goldfield.

LIDA
SLATE RIDGE
Gold Point
Landing Strip
Corral
Mt Dunfee
2141
Dunfee Shaft
USMM 269
Water Tank
Mine
Silver Moon Mine
Tokop
Radio Tower
Tokop Well
Anderson Well
USLM 192
USLM 224
Alberto Mine
Rattlesnake Mine
Oriental Mine
Hanging Mesa
EMPRESS PROJECT
USLM 222
Empress Mine
Corral
Courbet Mine
Big Blossom Mine
USLM 178
Frenchman Well
Gold Mountain
2485
2424
2250
Willow Spring
Well
Wash
4WD
T7S
T8S
R 41 E
R 41½ E
R 42 E
1500
1550
1562
1700
1750
1759
1955
2000
2013
2076
465600m E.
467400m E.
469200m E.
471000m E.
472800m E.
474600m E.
476400m E.
478200m E.
480000m E.
465400m E.
467200m E.
469000m E.
470800m E.
472600m E.
474400m E.
476200m E.
478000m E.
479800m E.
41 41400m N.
41 38800m N.
41 36800m N.
41 34800m N.
41 32800m N.
41 30800m N.
41 28800m N.
41 26800m N.
41 24800m N.
41 22800m N.
TN MN 14°
0.0 0.5 1.0 1.5 2.0 2.5 3.0 3.5 miles
0 1 2 3 4 5 km
Golden Oasis Exploration
Empress Project
Esmeralda County, Nevada
Location Map
Figure 1

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Ownership Interest

On September 7, 2012 we entered into a Mineral Lease Agreement with MinQuest, Inc. Pursuant to the terms of the Agreement, MinQuest, Inc., has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments of $20,000 and commit to the following work expenditures:

•

$150,000 spent in the first year;

•

$200,000 spent in the second year;

•

$250,000 spent in the third year;

•

$300,000 spent in the fourth year;

•

$350,000 spent in the fifth year;

•

$400,000 in the sixth year; and

•

$650,000 in the seventh year.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the Mineral Lease Agreement will terminate and all property rights will revert back to MinQuest, Inc.

History of Operations

Although there is little information on the early history of the area the property was likely first discovered in the 1860’s when Silver Peak, located 30 miles to the northwest, was developed. Obvious exploitation of the veins probably occurred around the turn of the century, in the 1930’s and probably intermittently thereafter. A drill program was conducted in the early 1980’s by Homestake Mining Co. Although none of the Homestake drill data is available, a brief summary from Homestake geologists confirm the presence of gold mineralization and the partial success of their drill program. At least five holes and maybe more were known to be drilled during this venture. In 2007-2008, American Consolidated drilled 6 core holes.

Below the 7 adits that make up the Empress Mine are the remnants of a mill and several stone foundations from that era. Little production is reported for the district, although the Gold Point district, immediately to the north, produced gold and silver. The Wonder Mine, located 2,000 feet southwest of Empress, was worked in the 1930’s as judged by artifacts, and probably direct shipped its ore to a mill elsewhere.

At the Wonder mine area, there is solid evidence of six existing drill holes (two holes found, one angle and one vertical, and drill chips from four others) and three probable holes (drill sites prepared for angled holes).  These holes were all collared in the hanging wall of the Wonder vein irregularly spaced across some 1500’ strike.

Present Condition and Plan of Exploration

Though there is a significant amount of historical exploration on the Empress Property, none of the previous owners have established any substantial operations which will be of use to us in our exploitation of the property. We plan to conduct exploration activities on the Empress Property in three separate phases as follows:

PHASE 1
Nature of Work	Timeframe	Cost

Compilation and interpretation of all existing geologic, geochemical and geophysical data concerning the property, verification sampling, drill target selection	1 Month
Hire senior geologist (10 days)		$5,000
Prepare topographic base maps		$1,000
Collect select rock chip samples and have analyzed for gold and silver		$5,000
Compare assays to historical results		$1,000
Stake 10-20 buffer claims to expand land holdings		$4,000
Compile plan map of identified drill targets		$2,000
Compile cross sections of identified drill targets		$2,000

Total	1 Month	$20,000

If the results of Phase 1 exploration work are favorable, we will continue with Phase 2.

PHASE 2
Nature of Work	Timeframe	Cost

Exploration Drilling Program	12 Months
Hire Project Geologist (60 days)		$30,000
Hire RC Drilling Contractor (8,000 feet)		$240,000
Contract an assay lab (1,700 samples)		$51,000
Contract drill hole surveying (5 surveys)		$8,000
Contract dozer, backhoe (20 hours)		$4,000
Travel Expenses		$8,000
Field expenses		$4,000
Office expenses		$2,000
Contingencies		$3,000

Total	12 Months	$350,000

Geology

The property lies within the southern portion of the Walker Lane structural corridor. Major mines within the lower portion of the Walker Lane include Tonopah, Goldfield and Silver Peak. Mineralization in the Tokop district occurs in quartz veins hosted by granitic rocks of the Sylvania pluton. At least 3 separate east-west trending, steeply dipping quartz veins are exposed on the property. Over the years the property owner has had several geologists sample the veins. Most of this sampling is underground as the veins are poorly exposed on the surface.

Much of southern Esmeralda County is underlain by plutonic rock, dated as Jurassic, that has intruded, assimilated, and metamorphosed a section of upper Proterozioc siliciclastics and carbonates. The Sylvania Pluton is tabbed as a quartz monzonite, very likely an exposed southeasterly outlier of the Inyo portion of the Sierra Nevada Batholith.

Major east striking, concave northerly faults with traceable continuity over tens of miles cross lithologic contacts and are themselves crosscut by younger faults. Brecciated, sheared quartz veins, hosting precious metal mineralization, represent repeated fault movements, probably originating during Jurassic intrusion with Tertiary overprints.

The historical Empress mine area is underlain by a portion of the Sylvania Pluton, a light to medium gray, medium to coarse grained biotite, k-feldspar equigranular intrusive rock that fits the quartz monzonite classification as a field designation. The intrusive typically displays “soft”, rounded shapes with abundant decomposed material, yet outcrops are normally abundant.  Fine grained, dense, light to dark aplite dikes range from 1” to 12” wide.

Assimilated blocks and roof pendants of Proterozoic siliciclastics and carbonates are altered to brown and greenish calc-silicate, with lesser hornfels, often the target of prospectors and miners. The Empress area and neighboring uplands are capped by brown to dark brown, vesicular basalt ranging from several tens of feet thick to thin scabs. Flat topped, basalt-covered hills confirm that the basalts are very young (Pliocene or Pleistocene) and little eroded. It is clear that basalt conceals faults and quartz veins.

Index of Geologic Terms

INDEX

TERM	DEFINITION
Aplite	a light-colored fine-grained igneous rock
Basalt	basalt is a dark gray to black, dense to finely grained igneous rock that is the result of lava eruptions. Basalt flows are noneruptive, voluminous, and characterized by relatively low viscosity.
Breccias	a coarse-grained sedimentary rock made of sharp fragments of rock and stone cemented together by finer material. Breccia is produced by volcanic activity or erosion, including frost shattering.
Biotite	a black, dark brown, or green silicate mineral of the mica group.
Equigranular	a material composed chiefly of crystals of similar orders of magnitude to one another.
Hornfels	a fine-grained metamorphic rock composed of silicate minerals and formed through the action of heat and pressure on shale.
Igneous	describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth's surface.
Lithologic	the gross physical character of a rock or rock formation
Monzonite	a visibly crystalline, granular igneous rock composed chiefly of equal amounts of two feldspar minerals, plagioclase and orthoclase, and small amounts of a variety of colored minerals.
Plutonic	a mass of intrusive igneous rock that has solidified underground by the crystallization of magma.
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties. Use: electronics, gems.
Silica	silicon dioxide found naturally in various crystalline and amorphous forms, e.g. quartz, opal, sand, flint, and agate. Use: manufacture of glass, abrasives, concrete.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “PUNL.OB”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations. There has been no active trading of our securities and therefore no high and low bid pricing.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended July 31, 2012	High	Low
Quarter ended July 31, 2012	$ 0.20	$ 0.18
Quarter ended April 30, 2012	$ 0.60	$ 0.18
Quarter ended January 31, 2012	$ 0.18	$ 0.18
Quarter ended October 31, 2011	$ 0.18	$ 0.18

For the Fiscal Year Ended July 31, 2011
Quarter ended July 31, 2011	$ 0.20	$ 0.18
Quarter ended April 30, 2011	$ 0.20	$ 0.20
Quarter ended January 31, 2011	$ 0.20	$ 0.20
Quarter ended October 31, 2010	$ 0.20	$ 0.20

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

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

HOLDERS

As of October 30, 2012, there were approximately 10 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of October 30, 2012, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the period of this report.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

STOCK OPTION GRANTS

To date, we have not granted any stock options.

REPORTS TO SECURITY HOLDERS

We intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2012 to the same period in 2011. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2012. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

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

Overview

Our prior plan of operation was to enter into additional agreements with bars, pubs, nightclubs and other entertainment venues granting us permission to set up Boxers at their premises. The machine was de-commissioned as it needed material repairs. As we were not able to secure sufficient capital for these repairs, our management decided to change our business focus to mineral exploration.

Since we entered into the Mineral Lease Agreement, we have changed our plan of operations to focus on the exploration of the Empress Property. Our exploration plan is detailed in the “ Properties” section of this annual report on Form 10-K, under the subheading “Plan of Exploration”.

Results of Operations

For the fiscal year ended July 31, 2012, we incurred a net gain of $125,339 compared with a net loss of $113,969 for the fiscal year ended July 31, 2011. As we did not generate any revenue during the years ended July 31, 2012 and 2011, the net gain and loss were completely the result of general and administrative expenses incurred related to corporate overhead, public company filing and listing costs, financial and administrative contracted services such as legal and accounting, and business development costs, and depreciation of the vending equipment. In the fiscal year ended July 31, 2011, we incurred a full twelve months of consulting expense of $8,000 per month, whereas for the fiscal year ended July 31, 2012, we wrote off all of the $232,000 of consulting expenses accrued to our only officer and director since March 2, 2010, which resulted in the net gain for this year. For the year ended July 31, 2012, no depreciation was recognized. For the year ended July 31, 2011, full depreciation of $5,000 was expensed. Besides these differences, all expenses remained almost the same for both years.

Since inception to date, we have earned revenues of $915, which were earned during the year ending July 31, 2009. Our net loss from inception through July 31, 2011 was $107,323.

As of July 31, 2012, our total assets were $Nil, our total liabilities were $79,323, and stockholders’ deficiency was $79,323.

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

Basis of Presentation

The accounting and reporting policies of our company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposour with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $Nil in cash and cash equivalents at July 31, 2012 (July 31, 2011 - $Nil).

Financial Instruments and Risk Concentrations

Our company’s financial instruments comprise cash and cash equivalents, loan receivable, accounts payable and accrued liabilities, notes payable and convertible loan. Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short terms to maturity. Our company determines the fair value of our long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject our company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents comprise deposour with major commercial banks and/or checking account balances. With respect to accounts receivable, our company performs periodic credit evaluations of the financial condition of our customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest or currency risks in respect of our financial instruments.

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2012.

Income Taxes

Our company accounts for our income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Basic and Diluted Loss Per Share

Our company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Our company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on our company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that the adoption of this pronouncement will have a significant effect on our consolidated financial statements.

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2012 AND 2011, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2012

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE RESOURCES LTD.

Page #

Report of Independent Registered Public Accounting Firm	26

Balance Sheets as of July 31, 2012 and July 31, 2011	27

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to July 31, 2012	28

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2012 and 2011 and the Period from December 11, 2006 (Inception) to July 31, 2012	29

Statements of Cash Flows for the Years ended July 31, 2012 and 2010, and the Period from December 11, 2006 (Inception) to July 31, 2012	30

Notes to Financial Statements	31-36

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Punchline Resources LTD.

I have audited the accompanying balance sheets of Punchline Resources LTD. (An Exploration Stage Company) as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2012 and 2011 and for the period from December 11 2006 (inception), to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punchline Resources LTD., (An Exploration Stage Company) as of July 31, 2012 and 2011, and the results of its operations and cash flows for the years ended July 31, 2012 and 2011 and the period from December 11, 2006 (inception), to July 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

October 26, 2012

PUNCHLINE RESOURCES LTD. (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2012	2011
	(Audited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expenses	-	74
Total Current Assets	-	74
Other Assets
Vending Equipment	-	-
Total Other Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$18,994	$157,527
Temporary loan	6,520	-
Advances from Officers	53,809	47,209
Total Current Liabilities	79,323	204,736

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding	5,000	5,000
Additional paid-in-capital	23,000	23,000
Deficit accumulated during the development stage	(107,323)	(232,662)
Total Stockholders’ Deficiency	(79,323)	(204,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$-	$74

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE RESOURCES LTD.
(A Development Stage Company)
Statement of Operations

			December 11, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2012	2011	2012

Revenues
Revenues	$-	$-	$915

Total Revenues	-	-	915

G & A Expenses	(125,339)	108,969	103,238
Depreciation	-	5,000	5,000

Total Expenses	(125,339)	113,969	108,238

Net Income (Loss)	$125,339	$(113,969)	$(107,323)

Basic earning (loss) per share	$0.0025	$(0.0023)

Weighted average number of
common shares outstanding	*50,000,000	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE RESOURCES LTD.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2012

				Deficit
	Common	Common	Additional	Accumulated
	Stock *	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, December 11, 2006	-	$ -	$ -	$ -	$ -
Stock issued for cash on February 22, 2007	30,000,000	$ 3,000			$ 3,000
@ $0.001 per share
Stock issued for cash on March 15, 2007	15,000,000	$ 1,500	$ 13,500		$ 15,000
@ $0.01 per share
Stock issued for cash on May 9, 2007	5,000,000	$ 500	$ 9,500		$ 10,000
@ $0.02 per share
Net loss, July 31, 2007				(482)	(482)
Balance, July 31, 2007	50,000,000	$ 5,000	$ 23,000	$ (482)	$ 27,518

Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	50,000,000	$ 5,000	$ 23,000	$ (32,905)	$ (4,905)

Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	50,000,000	$ 5,000	$ 23,000	$ (54,569)	$ (26,569)

Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	50,000,000	$ 5,000	$ 23,000	$ (118,693)	$ (90,693)

Net loss, July 31, 2011				(113,969)	(113,969)
Balance, July 31, 2011	50,000,000	$ 5,000	$ 23,000	$ (232,662)	$ (204,662)

Net gain, July 31, 2012				125,339	125,339
Balance, July 31, 2012	50,000,000	$ 5,000	$ 23,000	$ (107,323)	$ (79,323)

* The number in Common Stock reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying notes are an integral part of these financial statements.

PUNCHLINE RESOURCES LTD. (A Development Stage Company) Statements of Cash Flows
	Year Ended July 31, 2012	Year Ended July 31, 2011	December 11, 2006 (inception) through July 31, 2012
Cash Flows from (used in) Operating Activities
Net (loss)	$125,339	$(113,969)	$(107,323)
Depreciation of Vending Equipment	-	5,000	5,000
Prepaid Expenses	74	(74)	-
Accounts payables and accrued liabilities	(138,533)	99,576	18,994
Net cash used for operating activities	(13,120)	(9,467)	(83,329)

Cash Flows from (used in) Investing Activities
Purchase of Vending Equipment	-	-	(5,000)
Net Cash provided by (used in) Investing Activities	-	-	(5,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	-	28,000
Temporary Loan	6,520	-	6,520
Advances from Officers	6,600	9,467	53,809
Net cash provided by financing activities	13,120	9,467	88,329

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these financial statements.

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

1.

ORGANIZATION AND BUSINESS OPERATIONS

Punchline Entertainment, Inc. (the “Company”) is a Nevada corporation incorporated on December 11, 2006. On that date, Nikolai Malitski was appointed as President, Secretary, Treasurer, Chief Executive Officer and Director. On August 17, 2009, Nikolia Malitski resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, President, and Secretary and Kathryn Kozak was appointed as President, Chief Executive Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director.

On November 4, 2009, Nikolai Malitski transferred all of his 30,000,000 of outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000. On September 7, 2012 the Company’s new sole director and officer, Ramzan Savji acquired all 30,000,000 shares of common stock from Michael Thiessen for $30,000, triggering a change in control of the Company.

The Company was originally started as a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. The Company had acquired one Boxer that had been placed in Lynwood, Washington. The machine was de-commissioned as it needed material repairs. As sufficient capital could not be secured for these repairs, management decided to change the Company’s business focus to mineral exploration.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $107,323, and has earned only $915 in revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2013.

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

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents at July 31, 2012 (July 31, 2011 - $Nil).

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

f)

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. No significant gains or losses were recorded form inception to July 31, 2012.

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

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

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

3.

VENDING EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
July 31, 2012	5,000	-	-
July 31, 2011	5,000	5,000	-

The Company did not capitalize any additional vending equipment except for the initial Boxer. The vending equipment was fully depreciated in the year ended July 31, 2011. As of July 31, 2012, net Vending Equipment is $Nil.

4.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2012, there are 50,000,000* common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

5.

INCOME TAXES

The Company has incurred operating losses of $107,323, which, if unutilized, will begin to expire in 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

INCOME TAXES - Continued

Future income tax assets:	2012
Net operating loss (from inception (Dec 11, 2006 to July 31, 2012)	$107,323
Statutory tax rate (combined federal and state)	33%
Non-capital tax loss	35,416
Valuation allowance	(35,416)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

6.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating the requirements of this standard, but it is not expected to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations, financial position or cash flow.

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

7.   RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former officer of the Company advanced the Company funds by making payments on behalf of the Company. As of July 31, 2012 this officer and director was owed $29,062 (July 31, 2012 - $29,062).

As well, as of July 31, 2012, another former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company (July 31, 2011 - $18,147).

Both advances are unsecured, non-interest bearing and have no specific terms of repayment.

On March 2, 2010, an independent contractor agreement was entered into under which compensation of $8,000 per month was to be paid to perform services as an officer for a period of one year. The agreement was continued on a month-to-month basis. The related service fee for the year ended July 31, 2012 amounted to $96,000 (July 31, 2011 - $96,000). However in the year ended July 31, 2012, $232,000 being the whole amount of the related service fee from March 2, 2010, has been written off and the former officer provided a release from all liabilities owed on September 7, 2012.

8.   SUBSEQUENT EVENTS

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer and President. The Agreement also appoints the newly appointed Officer to the Board of Directors, which fills a vacant position existing on the Board. The Term of this Agreement will commence on August 15, 2012 through to August 15, 2013, unless formerly terminated.

On August 22, 2012, the Company’s board of directors approved an agreement and plan of merger to merge with and into the Company’s newly created wholly-owned subsidiary Punchline Resources Ltd., a Nevada corporation, to effect a name change of the Company from Punchline Entertainment, Inc. to Punchline Resources Ltd. Punchline Resources Ltd. was formed solely for the change of name. On August 30, 2012, the Company filed Articles of Merger with the Nevada Secretary of State for the name change. The Financial Industry Regulation Authority (“FINRA”) approved the name change on September 7, 2012.

On August 27, 2012 the Company entered into a Line of Credit Financing agreement with Coach Capital, LLC. Under the terms of the financing agreement, advances up to an aggregate of $1,000,000 will be made available to the Company over a term of one year. The term may be extended for an additional twelve months upon written notice. In consideration the Company will issue a common share at a price equal to the average of the closing prices of the common stock for the preceding 5 Banking Days immediately preceding the date of the notice. On September 25, 2012, the Company provided notice for an advance of $150,000.  Upon receiving the funds, on October 2, 2012, the Company issued 96,774 shares of common stock at a price of $1.55 which is the average amount of the closing price of the common stock as per the terms of the financing agreement.

On September 7, 2012 the Company entered into a Mineral Lease Agreement with MinQuest, Inc.  Pursuant to the terms of the Agreement, MinQuest, Inc., has agreed to lease the Company 100% of the exploration and mining rights to 27 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years (the “Empress Property”).

On September 7, 2012 the Company’s newly appointed sole director and officer acquired 30,000,000 shares of the Company’s common stock from the former sole director and officer for total consideration of $30,000.  The 30,000,000 shares of common stock represent 60% of the Company’s currently issued and outstanding stock as of October 30, 2012. In connection with this sale, the former sole director and officer provided a release from all liabilities owed to him by the Company.

On September 12, 2012, the Company issued 168,068 shares of common stock at a price of $1.19 per share, pursuant to the closing of a private placement, for gross proceeds of approximately $200,000 to one individual.

Punchline Resources Ltd.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and July 31, 2011

SUBSEQUENT EVENTS - Continued

On September 14, 2012, the Company entered into an option agreement with AHL Holdings Ltd. and Golden Sands Exploration Inc., wherein the Company acquired an Option to purchase from them a 70% interest in and to certain mining claims which are situated in the Empress and Winnemucca Mountain Properties in Nevada. The claims, which are subject to a 3% net smelter royalty, consist of a total of 9 unpatented mining claims located approximately 26 miles south of Goldfield, Nevada, in the Topok mining district located in the southern portion of the Walker Lane Mineral Belt in Nevada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been none.

ITEM 9A, CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms,  and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2012, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Management assessed the effectiveness of our company’s internal control over financial reporting as of Evaluation date and indentified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personal with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personal to properly implement control of procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS: We do not have a functional audit committee and we have no outside directors serving on our company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president and chief financial officer, have discussed the material weakness noted above with our independent public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Changes in Control of the Registrant

On September 7, 2012, Ramzan Savji, our sole director and officer, acquired 30,000,000 shares of our common stock from our former  director and officer, Michael Thiessen for total consideration of $30,000. The 30,000,000 shares of our common stock represent 60% of our currently issued and outstanding stock as of October 30, 2012, the date of this annual report. The funds used for the acquisition were Mr. Savji’s personal funds and we have no other change of control arrangements in place.

Changes in Shell Company Status

As a result of the consummation of the acquisition of mineral rights described in Item 2 of this annual on Form 10-K, and the consequent increase in operations, we believe that we are no longer a “shell company”, as that term is defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Ramzan Savji	62	CEO, CFO, President, Secretary, Treasurer and Director	August 14, 2012

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal  occupation during that period, and the name and principal business of the  organization in which such occupation and employment were carried out.

Ramzan Savji

Ramzan Savji was appointed as our President, Chief Executive Officer, Treasurer, Secretary and Director on August 14, 2012. Mr. Savji has more than 30 years of experience in the banking and business sector. He has studied Banking and Business Administration in Germany and was employed with the Deutsche Bank A.G., Munich, Germany in their letters of credit department from June 1971 to August 1974. He then became the Area Representative for Societe Generale, the French & International Bank from May 1988 to April 1995. He covered Kenya, Uganda, Tanzania, Rwanda, Burundi and Malawi. He was responsible for building up and enhancing correspondent banking relationships between Societe Generale and the banks domiciled in the above countries. He was also responsible for lobbying and promoting business for the French companies and arranging short, medium and long-term lines of credit for project financing for both, the Public Sector as well the Private Sector

In August 2000, Mr. Savji incorporated Telecommunications Supply Line Ltd., a telecommunications installation and networking material supplier in Kenya, wherein he managed the company on a day-to-day basis for over a period of ten years.

From December 1993 to December 1996, Mr. Savji has been a Member of the Board of Governors of the Aga Khan Hospital in Nairobi, Kenya

Since October 2011, Mr. Savji has been the vice president, secretary and a member to the board of directors of Toron, Inc., a mineral exploration company located in Montreal, Quebec, Canada. His primary duties and responsibilities include assisting the president with the day-to-day operations of the company.

We believe that Mr. Savji is qualified to sit on our board of directors due to his financial background and his ability to manage startup companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

All proceedings of our sole director were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our sole director has determined that our director does not qualify as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our sole director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2012 and 2011; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- s tion ($)	Total ($)
Ramzan Savji(1) President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Michael Thiessen(2) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012.
(2)	Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On August 15, 2012, we entered into a consulting agreement with Ramzan Savji, our sole director and officer, whereby Mr. Savji has agreed to provide services as chief executive officer and president of our company, for a period ending August 15, 2013. In consideration for agreeing to provide such services, we had agreed to pay Mr. Savji a salary of $2,500 per month during the term of the consulting agreement. In addition, we will pay $7,500 as an initial payment for the first three (3) months of services performed by Mr. Savji. The consulting agreement can be terminated by providing at least thirty (30) days prior written notice to the other party.

On March 2, 2010, we entered into an independent contractor agreement under which compensation of $8,000 per month was to be paid to perform services to Michael Thiessen for a period of one year. The agreement was continued o a month-to-month basis. The related service fee for the year ended July 31, 2012 amounted to $96,000 (July 31, 2011 - $96,000). The agreement has been continued on a month-to-month basis. However in the year ended July 31, 2012, $232,000 being the whole amount of the related service fee from March 2, 2010, has been written off and the Mr. Thiessen provided a release from all liabilities owed on September 7, 2012.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2012.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(3)
Officers and Directors
Ramzan Savji	President, CEO, CFO, Treasurer, Secretary	Common stock, $0.001 par value	30,000,000	60%
All officers and directors as a group			30,000,000	60%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)

A total of 50,264,842 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 30, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with one director, Ramzan Savji. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director and officer acts in such capacities. We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2012 and for the fiscal year ended July 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2012 $	July 31, 2011 $
Audit Fees	7,900	10,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,900	10,300

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit Number	Exhibit Description
(3)	Articles and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 25, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 25, 2007)
3.3	Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(10)	Material Contracts
10.1	Consulting Agreement with Ramzan Savji dated August 15, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2012)
10.2	Line of Credit Financing Agreement with Coach Capital LLC dated August 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2012)
10.3	Minerals Lease Agreement with MinQuest, Inc. dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
10.4	Share Purchase Agreement between our company, Ramzan Savji and Michael Thiessen dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
10.5	Release from Michael Thiessen dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
10.6

Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated September 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 20, 2012)

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNCHLINE RESOURCES LTD.
(Registrant)
Dated: October 30, 2012	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 30, 2012	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)