Form 10-Q
period 2012-10-31
Punchline Resources Ltd.
filed 2012-12-19
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-146934
PUNCHLINE RESOURCES LTD.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2850 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada				89052
(Address of principal executive offices)				(Zip Code)
(702)-430-4749
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,364,842 common shares issued and outstanding as of December 19, 2012.

PUNCHLINE RESOURCES LTD.

FORM 10-Q

For the Three Months ended October 31, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

19

Item 4. Controls and Procedures

19

PART II – OTHER INFORMATION

19

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities

25

Item 4. Mine Safety Disclosures

25

Item 5. Other Information

25

Item 6. Exhibits

26

SIGNATURES

27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended October 31, 2012 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2012

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE RESOURCES LTD.

Page #

Balance Sheets as of October 31, 2012 (Unaudited) and July 31, 2012 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to October 31, 2012	6

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to October 31, 2012	7

Condensed Notes to Unaudited Interim Financial Statements	8-13

PUNCHLINE RESOURCES LTD. (A Development Stage Company) Balance Sheets

ASSETS
	October 31,	July 31,
	2012	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$34,937	$-
Funds held in trust	60,691	-
Total Current Assets	95,628	-
Other Assets
Mineral rights and properties	1,700,010	-
Total Other Assets	1,700,010	-

TOTAL ASSETS	$1,795,638	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$15,494	$18,994
Current portion of property option payable	250,000
Temporary loan	6,520	6,520
Advances from officers	54,009	53,809
Advance – Coach Capital, LLC	30,000
Total Current Liabilities	356,023	79,323
Property Option Payable	1,400,000	-

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding at July 31, 2012;
50,364,842* shares issued and outstanding at October 31, 2012	5,037	5,000
Additional paid-in-capital	372,973	23,000
Deficit accumulated during the development stage	(338,395)	(107,323)
Total Stockholders’ Deficiency	39,615	(79,323)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,795,638	$-

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

	PUNCHLINE RESOURCES LTD.
	(A Development Stage Company)
	Unaudited Statement of Operations
			December 11, 2006
	For the Three	For the Three	(inception)
	Months Ended	Months Ended	through
	October 31	October 31	October 31,
	2012	2011	2012

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Mineral property expenditures	170,000
G & A expenses	61,072
Total Expenses	(231,072)	-	-

Loss from continuing operations	(231,072)	-	(231,072)
Loss from discontinued operations, net	-	(25,153)	(107,323)
Net Loss and Comprehensive Loss for the Period	$(231,072)	(25,153)	(338,395)
Basic net loss per share from continuing operations	$(0.0046)	$-
Basic net loss per share from discontinued operations	$-	$(0.0005)
Basic net loss per share for the period	$(0.0046)	$(0.0005)
Weighted average number of common shares outstanding	*50,156,976	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

PUNCHLINE RESOURCES LTD. (A Development Stage Company) Unaudited Statements of Cash Flows
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	December 11, 2006 (inception) through October 31, 2012
Cash Flows from (used in) Operating Activities
Net loss	$(231,072)	$(25,153)	$(338,395)
Loss from discontinued operations	-	(25,153)	(107,323)
Loss from continuing operations	(231,072)	-	(231,072)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	(60,691)		(60,691)
Accounts payables and accrued liabilities	(3,500)	20,079	15,494
Property option payable	1,650,000		1,650,000
Net cash used for operating activities	1,354,737	(5,000)	1,271,408

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(1,700,010)		(1,700,010)
Net Cash provided by (used in) Investing Activities	(1,700,010)	-	(1,705,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	350,010	-	378,010
Temporary loan	-	5,000	6,520
Advances from officers	200	-	54,009
Advance – Coach Capital	30,000		30,000
Net cash provided by financing activities	380,210	5,000	468,539

Net increase (decrease) in cash and equivalents	34,937	-	34,937

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$34,937	$-	$34,937

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

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

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company has acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. The financial statements should be read in conjunction with the Company’s July 31, 2012 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $338,395. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues and obtaining additional financing to continue operations.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2012, cash and cash equivalents of $60,691 (July 31, 2012 - $Nil) as funds held in trust.

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

f)

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

SIGNIFICANT ACCOUNTING POLICIES – Continued

currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,063 for the three-month period ended October 31, 2012 (October 31, 2011 - $Nil).

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

3.

MINERAL RIGHTS AND PROPERTIES

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Empress Property

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease the Company 100% of the exploration and mining rights to the Empress Property. As consideration, the Company is required to provide annual payments of $20,000 and commit to the following work expenditures:

•

$150,000 spent in the first year;

•

$200,000 spent in the second year;

•

$250,000 spent in the third year;

•

$300,000 spent in the fourth year;

•

$350,000 spent in the fifth year;

•

$400,000 in the sixth year; and

•

$650,000 in the seventh year.

MinQuest will also retain a 3% net smelter royalty in the event that the Company enters mineral production on the Empress Property. If the Company is unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

4.

OPTION AGREEMENT

On September 14, 2012, the Company entered into an agreement with AHL Holdings Ltd. and Golden Sands Exploration Inc. for the exclusive option to acquire an undivided 70% legal and beneficial interest of the property in which the certain right, title, and interest in mining claim is held.

In order to exercise the right, the Company is required to pay $1,700,000 in aggregate as follows:

•

$50,000 on signing;

•

a further $50,000 by November 15, 2012;

•

a further $200,000 by September 14, 2013;

•

a further $300,000 by September 14, 2014;

•

a further $400,000 by September 14, 2015;

•

a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 and incur exploration expense of $4,000,000 as follows:

•

incur exploration expense of at least $150,000 by February 15, 2013;

•

incur cumulative exploration expense of at least $500,000 by December 31, 2013;

•

incur cumulative exploration expense of at least $1,000,000 by December 31, 2014;

•

incur cumulative exploration expense of at least $2,000,000 by December 31, 2015;

•

incur cumulative exploration expense of at least $4,000,000 by December 31, 2016;

5.

CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to October 31, 2012, there are 50,364,842* common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* After giving retroactive effect of 10:1 stock split effective June 8, 2009.

On September 12, 2012 pursuant to the closing of a private placement, 168,068 shares of common stock at a purchase price of $1.19 per share for total proceeds of $200,000 was issued.

On September 27, 2012 100,000 share of common stock were issued as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

On October 2, 2012 pursuant to the closing of a private placement, 96,774 shares of common stock at a purchase price of $1.55 per share for total proceeds of $150,000 was issued.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

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

7.   RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former officer of the Company advanced the Company funds by making payments on behalf of the Company. As of October 31, 2012 this officer and director was owed $29,062 (July 31, 2012 - $29,062).

As well, as of October 31, 2012, another former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company (July 31, 2012 - $24,747).

As of October 31, 2012, the current officer of the Company has advanced the Company $200 (July 31, 2012 - $Nil).

All advances are unsecured, non-interest bearing and have no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer and President. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. An initial payment of $7,500 was paid to the new officer for the first 3 months of services.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2012

8.   SUBSEQUENT EVENTS

There are no subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (USD$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (USD$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Punchline Resources Ltd., unless otherwise indicated.

General Overview

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

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. We had acquired one Boxer that had been placed in Lynwood, Washington. The machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to mineral exploration.

Current Business

On September 7, 2012 we entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, we have acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Empress Property

On September 7, 2012 we entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments of $20,000 and commit to the following work expenditures:

•

$150,000 spent in the first year;

•

$200,000 spent in the second year;

•

$250,000 spent in the third year;

•

$300,000 spent in the fourth year;

•

$350,000 spent in the fifth year;

•

$400,000 in the sixth year; and

•

$650,000 in the seventh year.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2012, which are included herein.

Our operating results for the three months ended October 31, 2012 and 2011 are summarized as follows:

		Three Months Ended October 31,
		2012		2011
Revenue	$	Nil	$	Nil
Mineral property expenditures		170,000		Nil
General and administrative		$61,072	$	Nil
Loss from discontinued operations	$	Nil		$25,153
Net Income (Loss)		$(231,072)		$(25,153)

For the three months ended October 31, 2012, our net loss increased by $205,919 as compared to the three months ended October 31, 2011.  Our loss decreased primarily due to expenditures on our new mineral property as well as increased business operations related to our new line of business. Our net loss from inception on December 11, 2006 to October 31, 2012 is $338,395.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,		At July 31,
	2012		2012
Current Assets	$95,628	$	Nil
Current Liabilities	$356,023		$79,323
Working Capital (Deficit)	$(260,395)		$(79,323)

Our total current assets as of October 31, 2012 were $95,628 as compared to total current assets of $Nil as of July 31, 2012. The increase was primarily due to entering into a financing agreement with Coach Capital, LLC. Our total current liabilities as of October 31, 2012 were $356,023 as compared to total current liabilities of $79,323 as of July 31, 2012. The increase in current liabilities was attributed to an advance loaned by Coach Capital against our financing agreement as well as the current portion of property option payable due.

Cash Flows

	Three Months Ended October 31,
	2012		2011
Net Cash Provided (Used) by Operating Activities	$1,354,737		$(5,000)
Net Cash Provided (Used) by Investing Activities	$(1,700,010)	$	Nil
Net Cash Provided (Used) by Financing Activities	$380,210		$5,000
Increase (Decrease) in Cash During the Period	$34,937	$	Nil

Operating Activities

Cash used by operating activities went from $5,000 in 2011 to cash provided of $1,354,737 in 2012 due our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil to $1,700,010 due to the entry of a commitment to purchase mineral rights and properties.

Financing Activities

Cash provided by financing activities increased from $5,000 to $380,210 due to the closing of a private placement of common stock of the company.

We will require additional funds to fund our budgeted expenses over the next nine months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2012, we had cash and cash equivalents of $60,691 (July 31, 2012 - $Nil) as funds held in trust.

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

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in U.S. dollars, which is the functional, and reporting currency. Foreign exchange loss amounted to $2,063 for the three-month period ended October 31, 2012 (October 31, 2011 - $Nil).

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

Risks Related To Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As at October 31, 2012, we have an accumulated deficit and a total stockholders’ deficiency of $338,395. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2012, pursuant to the closing of a private placement, we issued 168,068 shares of common stock at a purchase price of $1.19 per share for total proceeds of $200,000. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On September 27, 2012, we issued 100,000 shares of common stock as part of the compensatory terms of the mineral rights option agreement entered into by our company. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On October 2, 2012, pursuant to the closing of a private placement, we issued 96,774 shares of common stock at a purchase price of $1.55 per share for total proceeds of $150,000. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 25, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 25, 2007)
3.3	Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(10)	Material Contracts
10.1	Consulting Agreement with Ramzan Savji dated August 15, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2012)
10.2	Line of Credit Financing Agreement with Coach Capital LLC dated August 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2012)
10.3	Minerals Lease Agreement with MinQuest, Inc. dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
10.4	Share Purchase Agreement between our company, Ramzan Savji and Michael Thiessen dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
10.5	Release from Michael Thiessen dated September 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2012)
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

Filed herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNCHLINE RESOURCES LTD.
(Registrant)

Dated: December 19, 2012	/s/Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)