Form 10-Q
period 2013-01-31
Punchline Resources Ltd.
filed 2013-03-18
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-146934
PUNCHLINE RESOURCES LTD.
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
736 Bay Street, Suite 1205, Toronto, Canada					M5G 2M4
(Address of principal executive offices)					(Zip Code)
(416) 619-0611
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

					[ ]	YES	[X]	NO

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,364,842 common shares issued and outstanding as of March 18, 2013.

PUNCHLINE RESOURCES LTD.

FORM 10-Q

For the Three and Six Months ended January 31, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4. Controls and Procedures

17

PART II – OTHER INFORMATION

18

Item 1. Legal Proceedings

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Mine Safety Disclosures

24

Item 5. Other Information

24

Item 6. Exhibits

25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six months ended January 31, 2013 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2013 AND 2012, AND THE PERIOD FROM

DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2013

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE RESOURCES LTD.

Page #

Balance Sheets as of January 31, 2013 (Unaudited) and July 31, 2012 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to January 31, 2013	6

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to January 31, 2013	7

Condensed Notes to Unaudited Interim Financial Statements	8-12

PUNCHLINE ENTERTAINMENT, INC
(A Development Stage Company)
Balance Sheets

ASSETS

		January 31, 2013 (Unaudited)		July 31, 2012 (Audited)
Current Assets				
Cash	$	26,294		-
Funds held in trust		3,599	$	-
Total Current Assets		29,893		-
Other Assets				
Mineral rights and properties		1,700,010		-
Total Other Assets		1,700,010		-
TOTAL ASSETS	**$**	**1,729,903**	**$**	**-**

LIABILITIES & STOCKHOLDERS' DEFICIENCY

		January 31, 2013 (Unaudited)		July 31, 2012 (Audited)
Current Liabilities				
Accounts payable and accrued liabilities	$	24,682	$	18,994
Current portion of property option payable		225,000		
Temporary loan		6,520		6,520
Advances from officers		54,009		53,809
Advance - Coach Capital, LLC		30,000		
Total Current Liabilities		340,211		79,323
Property option payable		1,400,000		
Stockholders' Equity				
Common stock, $0.0001 par value, 75,000,000 shares authorized; 50,000,000* shares issued and outstanding at July 31, 2012; 50,364,842* shares issued and outstanding at January 31, 2013		5,037		5,000
Additional paid-in-capital		372,973		23,000
Deficit accumulated during the development stage		(388,318)		(107,323)
Total Stockholders' Deficiency		(10,308)		(79,323)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	**$**	**1,729,903**	**$**	**-**

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	December 11, 2006 (inception) through January 31, 2013
Cash Flows from (used in) Operating Activities			
Net loss	**$ (280,995)**	**$ (51,510)**	**$ (388,318)**
Loss from discontinued operations	-	(51,510)	(107,323)
Loss from continuing operations	(280,995)	-	(280,995)
Adjustments made to reconcile net loss to net cash from Operating activities			
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	(3,599)	-	(3,599)
Accounts payables and accrued liabilities	5,688	46,436	24,682
Property option payable	1,625,000	-	1,625,000
Net cash used for operating activities	1,346,094	(5,000)	1,262,765
Cash Flows from (used in) Investing Activities			
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(1,700,010)	-	(1,700,010)
Net Cash provided by (used in) Investing Activities	(1,700,010)	-	(1,705,010)
Cash Flows from (used in) Financing Activities			
Sale of common stock	350,010	-	378,010
Temporary loan	-	5,000	6,520
Advances from officers	200	-	54,009
Advance – Coach Capital	30,000	-	30,000
Net cash provided by financing activities	380,210	5,000	468,539
Net increase (decrease) in cash and equivalents	26,294	-	26,294
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$ 26,294	$ -	$ 26,294
Supplemental cash flow information:			
Cash paid for:			
Interest	$ -	-	$ -
Taxes	$ -	-	$ -
Non-Cash Activities	$ -	-	$ -

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2013

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

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $388,318. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues and obtaining additional financing to continue operations.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2013

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2012, cash and cash equivalents of $3,599 (July 31, 2012 - $Nil) as funds held in trust.

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,288 for the six-month period ended January 31, 2013 (January 31, 2012 - $Nil).

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2013

2.  SIGNIFICANT ACCOUNTING POLICIES – Continued

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

January 31, 2013

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

On February 1, 2013, the option agreement was amended and restated. The amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively.  In addition, the Company’s obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and the initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013.  In consideration of the extended payment and expense deadlines, the Company must pay a $10,000 penalty to the optionors by April 1, 2013.

5.  CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to January 31, 2013, there are 50,364,842* common stock issued and outstanding:

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

January 31, 2013

5.  CAPITAL STOCK – Continued

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

6.  RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former officer of the Company advanced the Company funds by making payments on behalf of the Company. As of January 31, 2013 this former officer and director was owed $29,062 (July 31, 2012 - $29,062).

As well, as of January 31, 2013, another former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company (July 31, 2012 - $24,747).

As of January 31, 2013, the current officer of the Company has advanced the Company $200 (July 31, 2012 - $Nil).

All advances are unsecured, non-interest bearing and have no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer and President. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. As of January 31, 2013, $17,753 has been paid to the officer.

7.  SUBSEQUENT EVENT

On February 2, 2013, the Company entered into an amended and restated option agreement with AHL Holdings Ltd. (“AHL Holdings”) and Golden Sands Exploration Inc. (“Golden Sands”).  The new agreement amends and restated the original option agreement with AHL Holdings and Golden Sands dated September 14, 2012 (as amended and restated on November 15, 2012), pursuant to which the Company acquired an option to purchase a 70% interest in and to certain mining claims situated in the Empress and Winnemucca Mountain Properties in Nevada (the “Claims”) from AHL Holdings and Golden Sands.

The amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively.  In addition, the Company’s obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and the initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013.  In consideration of the extended payment and expense deadlines, the Company must pay a $10,000 penalty to the optionors by April 1, 2013.

There have been no other material changes to the option agreement dated September 14, 2012 (as amended and restated on November 15, 2012) other than the aforementioned amendments.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Punchline Resources Ltd., unless otherwise indicated.

General Overview

We were incorporated on December 11, 2006 under the laws of the State of Nevada.

On November 4, 2009, our former president and director transferred all of his 30,000,000 outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000. On September 7, 2012, Ramzan Savji, our sole director and officer, acquired 30,000,000 shares of our common stock from Mr. Thiessen for $30,000, triggering a change in control of our company.

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. We acquired one Boxer that had been placed in Lynwood, Washington, however, the machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to mineral exploration.

Current Business

On September 7, 2012 we entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, we have acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Empress Property

On September 7, 2012 we entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments of $20,000 and commit work expenditures.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

Effective September 14, 2012, our company entered into an option agreement with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, wherein we acquired an option to purchase a 70% interest in and to certain mining claims which are situated in the Empress and Winnemucca Mountain Properties in Nevada from AHL Holdings and Golden Sands.

If the option is exercised, the option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. Our company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

Effective February 1, 2013, our company entered into an amended and restates option agreement with AHL Holdings and Golden Sands.  The new agreement amends and restated our original option agreement with AHL Holdings and Golden Sands dated September 14, 2012 (as amended and restated on November 15, 2012), pursuant to which our company acquired an option to purchase a 70% interest in and to certain mining claims situated in the Empress and Winnemucca Mountain Properties in Nevada from AHL Holdings and Golden Sands.

The amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively.  In addition, our obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and our initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013.  In consideration of the extended payment and expense deadlines, we must pay a $10,000 penalty to the optionors by April 1, 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2013, which are included herein.

Our operating results for the three and six months ended January 31, 2013 and 2012 are summarized as follows:

		Three Months Ended January 31,				Six Months Ended January 31,
		2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Mineral property expenditures	$	Nil	$	Nil		$170,000	$	Nil
General and administrative		$49,923		$26,357		$110,995		$51,510
Loss from discontinued operations	$	Nil	$	Nil	$	Nil	$	Nil
Net Income (Loss)		$(49,923)		$(26,357)		$(280,995)		$(51,510)

For the three months ended January 31, 2013, our net loss increased by $23,566 as compared to the three months ended January 31, 2012.  For the six months ended January 31, 2013, our net loss increased by $229,485 as compared to the six months ended January 31, 2012. Our loss increased primarily due to expenditures on our new mineral property as well as increased business operations related to our new line of business. Our net loss from inception on December 11, 2006 to January 31, 2013 is $388,318.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At January 31,		At July 31,
	2013		2012
Current Assets	$29,893	$	Nil
Current Liabilities	$340,211		$79,323
Working Capital (Deficit)	$(310,318)		$(79,323)

Our total current assets as of January 31, 2013 were $29,893 as compared to total current assets of $Nil as of July 31, 2012. The increase was primarily due to entering into a financing agreement with Coach Capital, LLC. Our total current liabilities as of January 31, 2013 were $340,211 as compared to total current liabilities of $79,323 as of July 31, 2012. The increase in current liabilities was attributed to an advance loaned by Coach Capital against our financing agreement as well as the current portion of property option payable due.

Cash Flows

	Six Months Ended January 31,
	2013		2012
Net Cash Provided (Used) by Operating Activities	$1,346,094		$(5,000)
Net Cash Provided (Used) by Investing Activities	$(1,700,010)	$	Nil
Net Cash Provided (Used) by Financing Activities	$380,210		$5,000
Increase (Decrease) in Cash During the Period	$26,294	$	Nil

Operating Activities

Cash used by operating activities went from $5,000 for the six months ended January 31, 2012 to cash provided of $1,346,094 for the six months ended January 31, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil for the six months ended January 31, 2012 to $1,700,010 for the six month ended January 31, 2013 due to the entry of a commitment to purchase mineral rights and properties.

Financing Activities

Cash provided by financing activities increased from $5,000 for the six months ended January 31, 2012 to $380,210 for the six months ended January 31, 2013 due to the closing of a private placement of common stock of the company.

We will require additional funds to fund our budgeted expenses over the next twelve months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2013, we had cash and cash equivalents of $3,599 (January 31, 2012 - $Nil) as funds held in trust.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange loss amounted to $2,288 for the six-month period ended January 31, 2013 (January 31, 2012 - $Nil).

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

We have yet to establish any history of profitable operations. As at January 31, 2013, we have an accumulated deficit of $388,318 and a total stockholders’ deficiency of $10,308. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

· estimation of reserves;

· anticipated metallurgical recoveries;

· future gold and silver prices; and

· anticipated capital and operating costs of such projects.

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

unanticipated adverse geotechnical conditions;

incorrect data on which engineering assumptions are made;

costs of constructing and operating a mine in a specific environment;

availability and cost of processing and refining facilities;

availability of economic sources of power;

adequacy of water supply;

adequate access to the site;

unanticipated transportation costs;

government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

fluctuations in metal prices; and

accidents, labor actions and force majeure events.

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

the identification of potential economic mineralization based on superficial analysis;

the quality of our management and our geological and technical expertise; and

the capital available for exploration and development.

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

None.

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
10.6

Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated September 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 20, 2012)

10.7

Amended Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated February 1, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on February 7, 2013)

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

PUNCHLINE RESOURCES LTD.
(Registrant)

Dated: March 18, 2013	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)