Form 10-Q
period 2013-04-30
Punchline Resources Ltd.
filed 2013-06-19
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-146934
PUNCHLINE RESOURCES LTD.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2850 W. Horizon Ridge Parkway, Suite 200, Henderson, NV				89052
(Address of principal executive offices)				(Zip Code)
(702) 430-4749
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
50,444,842 common shares issued and outstanding as of June 19, 2013.

PUNCHLINE RESOURCES LTD.

FORM 10-Q

For the Three and Nine Months ended April 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

3 3 13 18 18 18 18 18 24 24 24 24 25 26

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three and nine months ended April 30, 2013 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2013 AND 2012, AND THE PERIOD FROM

DECEMBER 11, 2006 (INCEPTION) TO APRIL 30, 2013

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PUNCHLINE RESOURCES LTD.

Page #

Balance Sheets as of April 30, 2013 (Unaudited) and July 31, 2012 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Nine Months ended April 30, 2013 and 2012, and the Period from December 11, 2006 (Inception) to April 30, 2013	6

Unaudited Statements of Cash Flows for the Nine Months ended April 30, 2013 and 2012, and the Period from December 11, 2006 (Inception) to April 30, 2013	7

Condensed Notes to Unaudited Interim Financial Statements	8-12

PUNCHLINE ENTERTAINMENT, INC
(A Development Stage Company)
Balance Sheets

ASSETS

		April 30, 2013 (Unaudited)		July 31, 2012 (Audited)
Current Assets				
Cash	$	6,780		-
Funds held in trust		-	$	-
Total Current Assets		6,780		-
Other Assets				
Mineral rights and properties		1,715,010		-
Total Other Assets		1,715,010		-
TOTAL ASSETS	**$**	**1,721,790**	**$**	**-**

LIABILITIES & STOCKHOLDERS' DEFICIENCY

		April 30, 2013 (Unaudited)		July 31, 2012 (Audited)
Current Liabilities				
Accounts payable and accrued liabilities	$	29,501	$	18,994
Advance royalty payments payable		(20,000)		
Current portion of property option payable		225,000		
Temporary loan		6,520		6,520
New loan – third party		50,990		
Advances from officers		54,009		53,809
Advance - Coach Capital, LLC		30,000		
Total Current Liabilities		376,020		79,323
Property option payable		1,375,000		
Stockholders' Equity				
Common stock, $0.0001 par value, 75,000,000 shares authorized; 50,000,000* shares issued and outstanding at July 31, 2012; 50,444,842* shares issued and outstanding at April 30, 2013		5,045		5,000
Additional paid-in-capital		392,980		23,000
Deficit accumulated during the development stage		(427,255)		(107,323)
Total Stockholders' Deficiency		(29,230)		(79,323)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	**$**	**1,721,790**	**$**	**-**

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	December 11, 2006 (inception) through April 30, 2013
Cash Flows from (used in) Operating Activities			
Net loss	**$ (319,932)**	**$ (78,210)**	**$ (427,255)**
Loss from discontinued operations	-	(78,210)	(107,323)
Loss from continuing operations	(319,932)	-	(319,932)
Adjustments made to reconcile net loss to net cash from Operating activities			
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	-	-	-
Accounts payables and accrued liabilities	10,507	68,267	29,501
Advance royalty payments payable	(20,000)		(20,000)
Property option payable	1,600,000	-	1,600,000
Net cash used for operating activities	1,270,505	(9,869)	1,187,246
Cash Flows from (used in) Investing Activities			
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(1,715,010)	-	(1,715,010)
Net Cash provided by (used in) Investing Activities	(1,715,010)	-	(1,720,010)
Cash Flows from (used in) Financing Activities			
Sale of common stock	370,025	-	398,025
Temporary loan	-	4,620	6,520
Proceeds from loan – third party	50,990	-	50,990
Advances from officers	200	5.249	54,009
Advance – Coach Capital	30,000	-	30,000
Net cash provided by financing activities	451,215	9,869	539,544
Net increase (decrease) in cash and equivalents	6,780	-	6,780
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$ 6,780	$ -	$ 6,780
Supplemental cash flow information:			
Cash paid for:			
Interest	$ -	-	$ -
Taxes	$ -	-	$ -
Non-Cash Activities	$ -	-	$ -

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2013

1.  ORGANIZATION AND BUSINESS OPERATIONS

Punchline Entertainment, Inc. (the “Company”) is a Nevada corporation incorporated on December 11, 2006. On that date, Nikolai Malitski was appointed as President, Secretary, Treasurer, Chief Executive Officer and Director. On August 17, 2009, Nikolai Malitski resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, President, and Secretary and Kathryn Kozak was appointed as President, Chief Executive Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director.

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

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $427,255. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next three months ending July 31, 2013.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2013, cash and cash equivalents of $6,780 (July 31, 2012 - $Nil) was held as bank balance.

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

f)

Foreign Currency Translation

The unaudited interim financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,288 for the nine-month period ended April 30, 2013 (April 30, 2012 - $Nil).

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

As of April 30, 2013, the Company has paid $80,000 for 4 years of annual payments. As well the Company has incurred $80,000 in drilling work expenditures.

Punchline Resources Ltd.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2013

4.  OPTION AGREEMENT

On September 14, 2012, the Company entered into an agreement (as amended and restated on November 15, 2012) with AHL Holdings Ltd. and Golden Sands Exploration Inc. for the exclusive option to purchase a 70% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims are situated in the Empress and Winnemucca Mountain Properties in Nevada.

If the option is exercised, the option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. The Company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

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

Therefore in order to exercise the right, the Company is now required to pay $1,715,000 in aggregate as follows:

•

$50,000 on signing (the Optionors acknowledge this was paid);

•

a further $25,000 ($5,000 of which is a penalty) by November 15, 2012 (which is a firm commitment and the Optionors acknowledge this was paid);

•

a further $10,000 (which is a penalty) by the signing of the amended and restated agreement (this has been paid);

•

a further $30,000 by April 1, 2013 (which is firm commitment);

•

a further $200,000 by December 15, 2013;

•

a further $300,000 by September 14, 2014;

•

a further $400,000 by September 14, 2015;

•

a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 (the Optionors acknowledge this has been done) and incur exploration expense of $4,000,000 as follows:

•

incur exploration expense of at least $150,000 by July 1, 2013;

•

incur cumulative exploration expense of at least $500,000 by December 31, 2013 (which is a firm commitment);

•

incur cumulative exploration expense of at least $1,000,000 by December 31, 2014;

•

incur cumulative exploration expense of at least $2,000,000 by December 31, 2015;

•

incur cumulative exploration expense of at least $4,000,000 by December 31, 2016;

Further an advance royalty payment of $20,000 was paid on April 19, 2013 as per required by the agreement.

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

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to April 30, 2013, there are 50,444,842* common stock issued and outstanding:

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

On April 2, 2013 pursuant to the closing of a private placement, 80,000 shares of common stock at a purchase price of $0.2502 per share for total proceeds of $20,015 was issued.

6.  RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former officer of the Company advanced the Company funds by making payments on behalf of the Company. As of April 30, 2013 this former officer and director was owed $29,062 (July 31, 2012 - $29,062).

As well, as of April 30, 2013, another former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company (July 31, 2012 - $24,747).

As of April 30, 2013, the current officer of the Company has advanced the Company $200 (July 31, 2012 - $Nil).

All advances are unsecured, non-interest bearing and have no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer and President. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. As of April 30, 2013, $23,298 has been paid to the officer.

7.  SUBSEQUENT EVENTS

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

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and nightclubs in the Seattle area, in the State of Washington. We acquired one Boxer that had been placed in Lynwood, Washington. However, the machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to mineral exploration.

Current Business

On September 7, 2012 we entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, we have acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Empress Property

On September 7, 2012, we entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments of $20,000 and commit work expenditures.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of April 30, 2013, the Company has paid $80,000 for 4 years of annual payments. As well the Company has incurred $80,000 in drilling work expenditures.

Effective September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a 70% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims are situated in the Empress and Winnemucca Mountain Properties in Nevada.

If the option is exercised, the option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. Our company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

Effective February 1, 2013, our company entered into an amended and restated option agreement with AHL Holdings and Golden Sands. The new agreement amends and restates our original option agreement with AHL Holdings and Golden Sands dated September 14, 2012 (as amended and restated on November 15, 2012), pursuant to which our company acquired an option to purchase a 70% interest in and to certain mining claims situated in the Empress and Winnemucca Mountain Properties in Nevada from AHL Holdings and Golden Sands.

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

Therefore in order to exercise the right, we are now required to pay $1,715,000 in aggregate as follows:

•

$50,000 on signing (the Optionors acknowledge this was paid);

•

a further $25,000 ($5,000 of which is a penalty) by November 15, 2012 (which is a firm commitment and the Optionors acknowledge this was paid);

•

a further $10,000 (which is a penalty) by the signing of the amended and restated agreement (this has been paid);

•

a further $30,000 by April 1, 2013 (which is firm commitment);

•

a further $200,000 by December 15, 2013;

•

a further $300,000 by September 14, 2014;

•

a further $400,000 by September 14, 2015;

•

a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 (the Optionors acknowledge this has been done) and incur exploration expense of $4,000,000 as follows:

•

incur exploration expense of at least $150,000 by July 1, 2013;

•

incur cumulative exploration expense of at least $500,000 by December 31, 2013 (which is a firm commitment);

•

incur cumulative exploration expense of at least $1,000,000 by December 31, 2014;

•

incur cumulative exploration expense of at least $2,000,000 by December 31, 2015;

•

incur cumulative exploration expense of at least $4,000,000 by December 31, 2016;

Further on April 19, 2013, we paid an advance royalty payment of $20,000 as per required by the agreement.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2013, which are included herein.

Our operating results for the three and nine months ended April 30, 2013 and 2012 are summarized as follows:

		Three Months Ended April 30,				Nine Months Ended April 30,
		2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Mineral property expenditures		$21,028	$	Nil		$191,028	$	Nil
General and administrative		$17,909		$26,700		$128,904		$78,210
Loss from discontinued operations		$38,937	$	Nil		$319,932	$	Nil
Net Income (Loss)		$(38,937)		$(26,700)		$(319,932)		$(78,210)

For the three months ended April 30, 2013, our net loss increased by $12,237 as compared to the three months ended April 30, 2012. For the nine months ended April 30, 2013, our net loss increased by $241,722 as compared to the nine months ended April 30, 2012. Our net loss increased primarily due to expenditures on our new mineral property as well as increased business operations related to our new line of business. Our net loss from inception on December 11, 2006 to April 30, 2013 was $427,255.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At April 30,		At July 31,
	2013		2012
Current Assets	$6,780	$	Nil
Current Liabilities	$376,020		$79,323
Working Capital (Deficit)	$(369,240)		$(79,323)

Our total current assets as of April 30, 2013 were $6,780 as compared to total current assets of $Nil as of July 31, 2012. The increase was primarily due to entering into a financing agreement with Coach Capital, LLC. Our total current liabilities as of April 30, 2013 were $376,020 as compared to total current liabilities of $79,323 as of July 31, 2012. The increase in current liabilities was attributed to an advance loaned by Coach Capital against our financing agreement as well as the current portion of property option payable due. We also received a new loan from a third party.

Cash Flows

	Nine Months Ended April 30,
	2013		2012
Net Cash Provided (Used) by Operating Activities	$1,270,575		$(9,869)
Net Cash Used by Investing Activities	$(1,715,010)	$	Nil
Net Cash Provided by Financing Activities	$451,215		$9,869
Increase in Cash During the Period	$6,780	$	Nil

Operating Activities

Cash used by operating activities went from $9,869 for the nine months ended April 30, 2012 to cash provided of $1,270,575 for the nine months ended April 30, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil for the nine months ended April 30, 2012 to $1,715,010 for the nine month ended April 30, 2013 due to the entry of a commitment to purchase mineral rights and properties.

Financing Activities

Cash provided by financing activities increased from $9,869 for the nine months ended April 30, 2012 to $451,215 for the nine months ended April 30, 2013 due to the closing of private placement of common stock of the company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2013, we had cash and cash equivalents of $6,780 (April 30, 2012 - $Nil) held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange loss amounted to $2,288 for the nine-month period ended April 30, 2013 (April 30, 2012 - $Nil).

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

We have yet to establish any history of profitable operations. As at April 30, 2013, we have an accumulated deficit of $427,255 and a total stockholders’ deficiency of $29,230. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2013 we issued 80,000 common shares to ColdStream Summit Ltd. at a purchase price of $0.25 per share or $20,000 in the aggregate. We issued the shares in reliance upon Regulation S of the Securities Act of 1933 to one non U.S. person in an offshore transaction, as those terms are therein defined.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the nine months ended April 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the nine months ended April 30, 2013.

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

PUNCHLINE RESOURCES LTD.
(Registrant)

Dated: June 19, 2013	/s/Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)