Form 10-K
period 2013-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2013-11-13
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended			July 31, 2013

Commission File Number			333-146934
NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)
Nevada				98-0557171
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1301 Avenue M, Cisco, Texas			76437
(Address of principal executive offices)			(Zip Code)
(254) 442-2627
(Registrant’s telephone number, including area code)
Punchline Resources Ltd.
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
5,044,484 common shares issued and outstanding as of November 13, 2013.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2013

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 1A.  RISK FACTORS

ITEM 2.  PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

3 3 7 13 22 22 22 22 24 24 28 29 42 42 42 42 42 45 47 48 48 49 49 50

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

Empress Property

On September 7, 2012, we entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments and commit work expenditures.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of July 31, 2013, we have paid $20,000 for the first year annual payment. As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

Winnemucca Mountain Property

Effective September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012 and February 1, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a 70% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres.

If the option is exercised, the amended and restated option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. Our company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

Therefore in order to exercise the right, we are now required to pay $1,715,000 in aggregate as follows:

•

$50,000 on signing (the Optionors acknowledge this was paid);

•

a further $25,000 ($5,000 of which is a penalty) by November 15, 2012 (which is a firm commitment, paid);

•

a further $10,000 by February 1, 2013 (which is a penalty payment, paid);

•

a further $30,000 by April 1, 2013 (which is firm commitment, paid);

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

As of July 31, 2013 we have paid $115,000 in option payments, issued 100,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the agreement.

Subsequent to July 31, 2013, on August 26, 2013 our company entered into an amended and restated option agreement with AHL Holdings and Golden Sands which materially modifies and replaces the terms of the original option agreement (as amended). The amended and restated agreement increases the interest that we may purchase in the Winnemucca property to 80% from 70%, modifies the exercise price payable in respect of the option, and extends schedule for delivery of payment and performance of obligations required for exercise of the option.   In that regard, the aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000.  The revised payment schedule also defers $1,000,000 of the total sum payable until December 31, 2017, and defers all existing exploration milestones by 1 year.  Finally the agreement provides that the Canadian optionor may elect to receive shares of our common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current market price.

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

Compliance with Government Regulation

The operation of mines is governed by both federal and state laws. The Empress Property and the Winnemucca Property are administered by the United States Department of Interior, Bureau of Land Management (“BLM”) in Nevada. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Empress Property and Winnemucca Property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

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

Mining activities at the Empress Property and Winnemucca Property are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our properties would currently give rise to any potential liability under CERCLA. We cannot predict the likelihood of future liability under CERCLA with respect to our properties or surrounding areas that have been affected by historic mining operations.

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

The Endangered Species Act (ESA) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. The term “threatened” under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We currently are unaware of any endangered species issues at our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

Employees

As of July 31, 2013 we had one employee, consisting of our officer, Ramzan Savji. Mr. Savji is our Chief Executive Officer, Chief Financial Officer, Treasurer and President. He was our Secretary until September 19, 2013, at which time, Mr. Savji resigned and Mr. Roger Autrey was appointed as Secretary. Therefore as of September 19, 2013, we have two employees, consisting of our two officers, Ramzan Savji and Roger Autrey.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Risks Related To Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As at July 31, 2013, we have an accumulated deficit of $414,115 and a total stockholders’ deficiency of $16,090. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2013 and 2012, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended July 31, 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that our properties have sufficient mineral reserve to justify a mining operation, and there can be no assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource properties do not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on any of our properties, there can be no assurance that we will be able to develop any of our properties into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on any of our properties, our business may fail.

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

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that any discovered resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

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

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

Our common shares are currently listed for public trading on the OTC Bulletin Board under the stock symbol “NMEX”. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 1301 Avenue M, Cisco, Texas, USA 76437. Our mailing address is P.O. Box 31, Cisco, Texas 76437.

 As of July 31, 2013, we owned or had lease on the following properties:

Empress Property

On September 7, 2012, we entered into a mineral lease agreement with MinQuest Inc. of Reno, Nevada. Pursuant to the terms of the Agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property for a period of 20 years. As consideration, we are required to provide annual payments and complete work expenditures.

MinQuest will also retain a 3% net smelter return royalty in the event that we initiate mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of July 31, 2013, the Company has paid $20,000 for the first year annual payment and incurred $150,000 in work expenditures.

Location and Access

The Empress Property is situated in southwestern Nevada. The property is located in Esmeralda County, Nevada, approximately 26 miles south of Goldfield in the Tokop mining district. Access is via 10 miles of gravel roads from the small hamlet of Gold Point. The property is located near the eastern margin of the Montezuma Range. Branch roads, some requiring 4-wheel drive vehicles, lead to most parts of the property. The town of Goldfield, the County seat, offers few services. Some supplies and services are available in Tonopah, 26 miles north of Goldfield. The property consists of 27 unpatented claims totaling 540 acres.

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

At the Wonder mine area, there is solid evidence of six existing drill holes (two holes found, one angle and one vertical, and drill chips from four others) and three probable holes (drill sites prepared for angled holes).  These holes were all collared in the hanging wall of the Wonder vein irregularly spaced across some 1,500 feet of strike length.

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

Much of southern Esmeralda County is underlain by plutonic rock, dated as Jurassic, that has intruded, assimilated, and metamorphosed a section of upper Proterozioc siliciclastics and carbonates. The Sylvania Pluton is quartz monzonite in composition, very likely an exposed southeasterly outlier of the Inyo portion of the Sierra Nevada Batholith.

Major east-west striking, faults with traceable continuity over tens of miles cross lithologic contacts and are themselves crosscut by younger faults. Brecciated, sheared quartz veins, hosting precious  metal mineralization, represent repeated fault movements, probably originating during Jurassic intrusion with Tertiary overprints.

The historic Empress mine area is underlain by a portion of the Sylvania Pluton, a light to medium gray, medium to coarse grained biotite, k-feldspar equigranular intrusive rock that fits the quartz monzonite classification as a field designation. The intrusive typically displays “soft”, rounded shapes with abundant decomposed material, yet outcrops are normally abundant. Fine grained, dense, light to dark aplite dikes ranging from 1” to 12” wide are common.

Present Condition and Plan of Exploration

In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the Empress Property.

Winnemucca Mountain Property

Effective September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012 and February 1, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the company acquired an option to purchase a 70%, in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Properties in Humboldt County, Nevada. The Winnemucca Mountain Property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres. As consideration our company is required to make cash and share payments and complete work expenditures.

If the option is exercised, the amended and restated option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement with our company. Our company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

AHL Holdings and Golden Sands will also retain a 3% net smelter royalty in the event that we initiate mineral production on the Winnemucca Mountain Property. If we are unable to fulfill any of the terms of the option agreement (as amended and restated), the option agreement will terminate and all property rights will revert back to AHL Holdings and Golden Sands.

As of July 31, 2013 we have paid $115,000 in cash payments, issued 100,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the agreement.

Location and Access

The Winnemucca Mountain Property is located in north-western Nevada, approximately 4 miles northwest of the municipality of Winnemucca. The property is within the Winnemucca Mountain Mining District of Humboldt County. The claims are situated on the west flank of Winnemucca Mountain. A map showing the location of and access to the Winnemucca Mountain Property is attached below

The Winnemucca Mountain Property is accessible from State Route 49, a graded gravel road from Winnemucca to Jungo. The claims that comprise the Winnemucca Mountain Property lie in an irregular, northerly trending block along the western flanks of Winnemucca Mountain. The mountain slopes are generally moderate along the west side of the claims, steepening on the east and in drainages. Pediment and alluvium cover is extensive, particularly in the western, or lower, part of the property where a classic bajada is developed. Within the claims, elevations range from approximately 4,700 feet in the southwest corner to nearly 6,600 feet in the east. The area is devoid of trees, and vegetation consists of sagebrush and sparse grass. The climate in southern Humboldt County is arid with annual rainfall averaging 8 inches and snowfall of 16 inches. The area is characterized by hot summers and short, cold winters.

Ownership Interest

Effective September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012 and February 1, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a 70%, in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Properties in Humboldt County, Nevada. The Winnemucca Mountain Property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres. As consideration to earn a 70% interest, the company is required to make cash and share payments and complete work expenditures.

If the option is exercised, the amended and restated option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. Our company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

AHL Holdings and Golden Sands will also retain a 3% net smelter royalty in the event that we begin mineral production on the Winnemucca Mountain Property. If we are unable to fulfill any of the commitments set out above, the option agreement will terminate and all property rights will revert back to AHL Holdings and Golden Sands.

Therefore in order to exercise the right, as of July 31, 2013 we are required to pay $1,715,000 in aggregate as follows:

•

$50,000 on signing (paid);

•

a further $25,000 by November 15, 2012 ($5,000 of which is a penalty payment and is a firm commitment, paid);

•

a further $10,000 by February 1, 2013 (which is a penalty payment, paid);

a further $30,000 by April 1, 2013 (which is firm commitment, paid);

•

a further $200,000 by December 15, 2013;

•

a further $300,000 by September 14, 2014;

•

a further $400,000 by September 14, 2015;

•

a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 (done) and incur exploration expense of $4,000,000 as follows:

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

As of July 31, 2013 we have paid $115,000 in option payments, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the agreement.

Subsequent to July 31, 2013, on August 26, 2013 our company entered into an amended and restated option agreement with AHL Holdings and Golden Sands which materially modifies and replaces the terms of the original option agreement (as amended). The amended and restated agreement increases the interest that we may purchase in the Winnemucca property to 80% from 70%, modifies the exercise price payable in respect of the option, and extends schedule for delivery of payment and performance of obligations required for exercise of the option.   In that regard, the aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000.  The revised payment schedule also defers $1,000,000 of the total sum payable until December 31, 2017, and defers all existing exploration milestones by 1 year.  Finally the agreement provides that the Canadian optionor may elect to receive shares of our common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current market price.

History of Operations

The discovery of the Comstock Lode in western Nevada in 1859 spurred mineral exploration throughout Nevada. Gold and silver were first discovered in the Winnemucca Mining District in 1863 and, during the 1860’s, several smelters were constructed along the Humboldt River. The early productive lodes consisted of quartz veins containing small amounts of variably oxidized copper and lead.

The first significant gold discovery in Humboldt County was the Getchell gold deposit in 1933. The Getchell Mine began production in 1938 and has operated intermittently since. The current owners are Barrick and Newmont, The mine was reopened in 2002 with a resource of 7 million ounces of gold. Since discovery of the Getchell Deposit, Humboldt County has been the site of numerous other significant gold discoveries. Major gold deposits in the area include the Lone Tree, Marigold, Preble, Pinson, Turquoise Ridge, and Twin Creeks, all located east and northeast of Winnemucca, and the Hycroft (Crowfoot-Lewis), Sandman, Rosebud, and Sleeper deposits to the northwest.

On Winnemucca Mountain itself, the Adamson mine, located in the northeast portion of section 11, reported gold production from “rich ore” in 1911-1912 totaling $13,711 (approximately 20 kg of gold equivalent; Willden, 1964). The Pride of the Mountain mine, which reported gold and silver production during 1915, is situated just east of the Golden West claims in the northwestern portion of section 23. Both mines exploited gold-bearing quartz veins cutting metasedimentary rocks. Topographic maps indicate six ‘prospects’ and one old ‘mine’ within the boundaries of the Golden West 8 and 10 claims. These may be mercury workings referred to by Schnell & Hodges.

The upper slopes of Winnemucca Mountain contain dozens of prospects and several old mines. One of these, the Shively Mine on the north side of Winnemucca Mountain, exploited a west-northwest striking, moderate to steeply dipping quartz-calcite vein. In 1982, St. Joe conducted a drilling program directed at this structure. Results of their drilling included 90 feet of 0.34 g/t Au in DH1 and 30 feet of 0.69 g/t Au in DH2.

The earliest available record of exploration within the present Winnemucca Mountain property claim area is an undated map by St. Joe American Corporation that describes rock sampling over much of the claim block and soil sampling across the Golden West 6 to 13 claim area. This work was most likely done in conjunction with work in the Shively Mine area during 1982. The same map indicates that Cordilleran Exploration (Cordex) drilled seven drill holes, also on the Golden West 6 to 13 claims. However, an undated compilation map by Santa Fe places these Cordex drill holes (holes WV1 – 7, WV11 and WV16 – 18) over 4,900 feet to the east of the Golden West claims. The true location of these holes is therefore uncertain and should not be relied upon. Metzler reports that the Cordex holes were drilled in 1972; in addition, 700 feet of trenching was completed and over 3,300 feet of existing underground workings were mapped and sampled and the construction of drill access roads were completed. A map dated October 1982 indicates that induced polarization, magnetic, and VLF electromagnetic surveys were performed on the property. Details of work done by St. Joe and Cordex are not available.

The next record of exploration is by Arctic Precious Metals Inc. in 1985. Work over the next few years included rock sampling by Arctic and Tenneco Minerals in 1986, with geological mapping by Arctic in 1986 in the northern claim area. During 1987, Arctic drilled 1,916 feet in 5 reverse circulation drill holes. Results were encouraging with hole WM 5 intersecting a 5 feet interval of 1,050 ppb gold. The next year, Arctic conducted detailed rock sampling and VLF-EM and magnetic surveys over a breccia pipe target area, followed by 7 diamond drill holes for a total of 2,100 feet. Drill hole WM 7 intersected up to 1,950 ppb gold over 5 feet and WM 13 cut two large intervals (145 feet and 181 feet) of elevated gold in a breccia (164 ppb and 147 ppb respectively; SFPM data).

In late 1988, Santa Fe Pacific Mining, Inc. (now Newmont) entered into a joint venture with Arctic after recognizing the significance of anomalous gold in the breccia pipe identified by the Arctic drilling. Santa Fe became operator and, between 1988 and 1990, conducted geological mapping, rock sampling, trenching, CSAMT and induced polarization geophysical surveys, collected 286 auger hole bedrock samples, and completed a total of 52,470.8 feet in 73 reverse circulation drill holes. Three of these drill holes were re-entered with a diamond drill. The total diamond drill footage is uncertain but is in excess of 477 feet. Not all of Santa Fe’s drilling was within the boundaries of the current claim block. Santa Fe’s work outlined the Swordfish occurrence that extends approximately 2,200 feet along the western flank of Winnemucca Mountain within the current claim block.

In 1994, Anvil Resources of Vancouver, B.C., acquired the property and became the project operator. Anvil did a great deal of internal compilation work, prepared a topographic base map and collected surface samples to confirm previous gold tenors. They performed test assaying to determine optimum analytical procedures for coarse gold samples and milling tests on bulk samples to maximize gold liberation. An induced polarization (IP) survey conducted in 1996 confirmed that resistivity highs correlated well with known mineralized areas and delineated two new target zones.

In 2006-2007 Meridian Minerals Corp. acquired an option on the property from Evolving Gold Corp. Meridian conducted two separate drilling programs on the property. Twelve angled holes were drilled, totaling 7473 feet. In 2007 four additional angled holes were subsequently drilled totaling 2,659 feet. This drilling , targeted northwest and northeast striking veins to the northeast of the Swordfish Zone, and a further 3 holes targeted a vein system in the very north of the Property This drilling intersected lower grade mineralization than the moderate to high grade intercepts in the Swordfish Zone

Santa Fe Pacific Gold Corp. utilized a computer program called Geostat to calculate a cross-sectional resource estimate for the Swordfish zone area. Santa Fe estimated that the Swordfish zone contained 4.15 million metric tons grading 0.82 g/t gold (4.58 million short tons grading 0.028 opt gold) at a 0.29 g/t cutoff (0.01 opt cutoff). All resource calculations were based on arithmetic averages. This estimated resource occurs in an area 2,200 feet long and 700 feet deep.

In March 2013 the Company contracted consultants to study the mineralization and known resources on the Winnemucca Mountain Property. Company consultants completed mapping and geochemical sampling of the 3000 feet long Swordfish zone on the Property. Using this surface work along with historical drill results, 3D modeling of the gold/silver mineralization was completed. Based on the results of the initial work, Company consultants have recommended further exploration on the property including geophysics, core and reverse circulation (RC) drilling

Geology

Regional Geology – Nevada lies within the Basin and Range geological province. The geologic structure of this province is the result of repeated interactions between the North American Plate and oceanic plates to the west which are expressed as folds, thrust faults, strike slip faults, normal faults, igneous intrusions, volcanism, metamorphism and sedimentary basins. Every mountain range in the Basin and Range province is bounded on at least one side by a normal fault, many of which are still active. The area’s highly complex and active tectonic history has created a diversity of depositional environments, deep-seated structures, hydrothermal centers and numerous mineral deposits.

Humboldt County is underlain by rocks ranging in age from probable early Cambrian to late Miocene or early Pliocene. In general, the oldest rocks are in the southeastern portion of the county with younger rocks to the north and west, however, late Tertiary volcanic and sedimentary rocks are randomly distributed throughout the county. Five orogenic episodes have been recognized but structural and lithologic elements are not continuous between mountain ranges. The most important of the orogenic episodes in Nevada is the Antler Orogeny, the late Devonian collision of an arc terrane complex with the western margin of North America. The arc material (allochthon) was thrust over cratonic carbonates along the Roberts Mountain thrust fault. Mountain building accompanied the Antler Orogeny, resulting in a high mountain range to the west. In addition to the folding and low-angle faulting associated with orogenic compression and mountain building, high-angle reverse and strike-slip faulting were widespread, forming important wrench fault systems. These high-angle faults were crucial in localizing the fluid flow responsible for gold deposition.

Mineral deposits have been found in all rock units exposed in the county. At least three periods of epigenetic ore mineral deposition have been recognized. The oldest are the iron deposits (Cretaceousor older?) in the Jackson Mountains. Contact metamorphic tungsten and vein deposits belong to the second period, developed in conjunction with the emplacement of Cretaceous and Tertiary intrusive rocks. The third, late Tertiary (?), depositional episode includes mercury, uranium and gold-silver deposits, including the Getchell and Sleeper gold deposits. Most Tertiary mineral deposits in northern Nevada are distributed linearly as a result of deep crustal controls including the Carlin and Battle Mountain trends.

Current gold producers in Humboldt County include the Getchell, Hycroft, Marigold, Lone Tree, and Twin Creeks mines.

Property Geology- The general geology of Winnemucca Mountain is shown on two publicly available maps. The oldest unit exposed on Winnemucca Mountain is the Upper Triassic Winnemucca Formation that underlies the upper elevations. These rocks are gray to brown calcareous shale; buff and gray, thin-bedded to massive carbonate rocks, buff to light brownish-gray calcareous sandstone, gray and brown shale and slate and some light brown feldspathic quartzite.

A younger, unnamed quartzite-mudstone formation is faulted against the Winnemucca Formation on the northwest side of Winnemucca Mountain by a normal fault of uncertain displacement. This unit consists of light brown or buff, thin to thick bedded, fine-grained, feldspathic quartzite which usually weathers dark brown; buff to light brown, medium bedded mudstone; and small amounts of light brown phyllitic shale.

The sedimentary rocks are cut by several small intrusive bodies. The largest is a Jurassic (?)-Cretaceous stock which intrudes Winnemucca Formation rocks on the southern side of Winnemucca Mountain, measuring approximately 6,600 by 9,075 feet. The intrusive contains no quartz but, in general, contains more plagioclase than mafic minerals so is compositionally a diorite. A small body of Tertiary volcanic rocks has been identified on the west side of Winnemucca Mountain.

Tertiary basalt and andesite unconformably overlie the older units on the north side of the mountain. These also include more silicic volcanic and sedimentary rocks.

An east-northeast trending breccia body measuring 1,320 by 5,000 feet in Triassic sedimentary rocks was mapped on the west side of Winnemucca mountain.The diatreme, containing gold mineralization now known as the Swordfish zone, is described by Metzler (1994) as an ellipsoid plug of brecciated, silicic dacite and rhyolite with sharp contacts. The breccia contains angular clasts of the older siltstone and granodiorite and is considered to be a Tertiary diatreme.

Three directions of major faulting are apparent, each of which appear confined to a particular area of Winnemucca Mountain. In the northern portion of the mountain are three parallel northeast trending faults, situated approximately 2,800 feet apart. Movement on these faults is primarily dip-slip although some minor strike-slip movement was also noted. On the southern flank of the mountain are two parallel north-northeast trending faults 5,000 feet apart. Northerly and northeasterly oriented faults dominate the central part of Winnemucca Mountain. Santa Fe geologists believed that the topography of Winnemucca Mountain was in part controlled by extensional range-front faults and the dominant structural trend, especially with respect to mineralizing events, is northeast.

Present Conditions and Plan of Exploration

Though there is a significant amount of historical exploration on the Winnemucca Mountain Property, none of the previous owners have established any substantial operations on the property. Further, the data set from past exploration is not complete. In March 2013 the Company contracted consultants to study the mineralization and known resources on the Winnemucca Mountain Property. Company consultants completed mapping and geochemical sampling of the 3,000 feet long Swordfish zone on the Property. Using this surface work along with available historical drill results data, 3D modeling of the gold/silver mineralization was completed. Based on the results of the initial work, Company consultants have recommended further exploration on the property including geophysics, core and reverse circulation (RC) drilling. Subject to available funds the Company plans further exploration of the property as recommended by the company consultants.

Index of Geologic Terms

INDEX

TERM	DEFINITION
Aplite	a light-colored fine-grained igneous rock
Basalt	basalt is a dark gray to black, dense to finely grained igneous rock that is the result of lava eruptions. Basalt flows are noneruptive, voluminous, and characterized by relatively low viscosity.
Breccias	a coarse-grained sedimentary rock made of sharp fragments of rock and stone cemented together by finer material. Breccia is produced by volcanic activity or erosion, including frost shattering.
Biotite	a black, dark brown, or green silicate mineral of the mica group.
Equigranular	a material composed chiefly of crystals of similar orders of magnitude to one another.
Hornfels	(a) a fine-grained metamorphic rock composed of silicate minerals and formed through the action of heat and pressure on shale.
Igneous	(b) describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth's surface.
Lithologic	(c) the gross physical character of a rock or rock formation
Monzonite	a visibly crystalline, granular igneous rock composed chiefly of equal amounts of two feldspar minerals, plagioclase and orthoclase, and small amounts of a variety of colored minerals.
Plutonic	a mass of intrusive igneous rock that has solidified underground by the crystallization of magma.
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties. Use: electronics, gems.
Silica	silicon dioxide found naturally in various crystalline and amorphous forms, e.g. quartz, opal, sand, flint, and agate. Use: manufacture of glass, abrasives, concrete.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted on the Over-the-Counter ("OTC") under the symbol “NMEX”. The OTC is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTC issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTC that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations. There has been no active trading of our securities and therefore no high and low bid pricing.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended July 31, 2013	High *	Low *
Quarter ended July 31, 2013	$ 0.27	$ 0.064
Quarter ended April 30, 2013	$ 3.70	$ 0.149
Quarter ended January 31, 2013	$ 3.60	$ 0.71
Quarter ended October 31, 2012	$16.20	$ 0.70

For the Fiscal Year Ended July 31, 2012
Quarter ended July 31, 2012	$ 2.00	$ 1.80
Quarter ended April 30, 2012	$ 6.00	$ 1.80
Quarter ended January 31, 2012	$ 1.80	$ 1.80
Quarter ended October 31, 2011	$ 1.80	$ 1.80

* Prices adjusted for the 10:1 reverse stock split that came into effect August 13, 2013

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

On August 13, 2013, we effected a reverse split of our common stock on a 10 old for 1 new basis, such that our issued and outstanding shares of common stock decreased from 50,444,842 share of common stock (at July 12, 2013) to 5,044,484 shares of common stock with a par value of $0.001.

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

HOLDERS

As of November 13, 2013, there were approximately 6 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 13, 2013, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2013 we issued 80,000 common shares to ColdStream Summit Ltd. at a purchase price of $0.25 per share or $20,000 in the aggregate. We issued the shares in reliance upon Regulation S of the Securities Act of 1933 to one non U.S. person in an offshore transaction, as those terms are therein defined.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2013 to the same period in 2012. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2013. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Northern Minerals & Exploration Ltd. formerly known as Punchline Resources Ltd., unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2013, which are included herein.

Our operating results for the years ended July 31, 2013 and 2012 are summarized as follows:

		Year Ended July 31,
		2013		2012
Revenue	$	Nil	$	Nil
Mineral property expenditures		$(191,028)	$	Nil
General and administrative		$(158,020)	$	Nil
Gain (Loss) from discontinued operations		$42,256		$125,339
Net Income (Loss)		$(306,792)		$125,339

For the year ended July 31, 2013, we had a net loss of $306,792 as compared to the net income of $125,339 for the year ended July 31, 2012. Our net loss increased primarily due to expenditures on our new mineral properties as well as increased business operations related to our new line of business. Our net loss from inception on December 11, 2006 to July 31, 2013 was $414,115.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At July 31,		At July 31,
	2013		2012
Current Assets	$5,015	$	Nil
Current Liabilities	$381,115		$79,323
Working Capital (Deficit)	$(376,100)		$(79,323)

Our total current assets as of July 31, 2013 were $5,015 as compared to total current assets of $Nil as of July 31, 2012. The increase was primarily due to advances from new Management. Our total current liabilities as of July 31, 2013 were $381,115 as compared to total current liabilities of $79,323 as of July 31, 2012. The increase in current liabilities was attributed to an advance loaned by Coach Capital against our financing agreement as well as the current portion of property option payable due. We also received a new loan from a third party and an advance from new Management.

Cash Flows

	Year Ended July 31,
	2013		2012
Net Cash Provided (Used) by Operating Activities	$1,280,353		$(13,120)
Net Cash Used by Investing Activities	$(1,715,010)	$	Nil
Net Cash Provided by Financing Activities	$434,382		$13,120
Decrease in Cash During the Year	$(275)	$	Nil

Operating Activities

Cash used by operating activities went from $13,120 for the year ended July 31, 2012 to cash provided of $1,280,353 for the year ended July 31, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil for the year ended July 31, 2012 to $1,715,010 for the year ended July 31, 2013 due to the entry of a commitment to purchase mineral rights and properties.

Financing Activities

Cash provided by financing activities increased from $13,120 for the year ended July 31, 2012 to $434,382 for the year ended July 31, 2013 due to the closing of private placement of common stock of the company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2013, we had cash and cash equivalents of $(273) (July 31, 2012 - $Nil) held as bank overdraft.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange loss amounted to $2,288 for the year ended July 31, 2013 (July 31, 2012 - $Nil).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2013 AND 2012, AND THE PERIOD FROM

 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2013

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

(FORMERLY PUNCHLINE RESOURCES LTD.)

(A Development Company)

Page #

Report of Independent Registered Public Accounting Firm	30

Balance Sheets as of July 31, 2013 and July 31, 2012	31

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to July 31, 2013	32

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2013 and 2012 and the Period from December 11, 2006 (Inception) to July 31, 2013	33

Statements of Cash Flows for the Years ended July 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to July 31, 2013	34

Notes to Financial Statements	35-41

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northern Minerals and Exploration LTD.

I have audited the accompanying balance sheets of Northern Minerals and Exploration LTD. (An Exploration Stage Company) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2013 and 2012 and for the period from December 11 2006 (inception), to July 31, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals and Exploration LTD., (An Exploration Stage Company) as of July 31, 2013 and 2012, and the results of its operations and cash flows for the years ended July 31, 2013 and 2012 and the period from December 11, 2006 (inception), to July 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

November 6, 2013

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2013	2012
	(Audited)	(Audited)
Current Assets
Funds held in trust	$5,015	$-
Total Current Assets	5,015	-
Other Assets
Mineral rights and properties	1,715,010	-
Advance Royalties	20,000	-
Total Other Assets	1,735,010	-

TOTAL ASSETS	$1,740,025	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$275	$-
Accounts payable and accrued liabilities	31,154	18,994
Current portion of property option payable	225,000	-
Temporary loan	6,520	6,520
New loan – third party	50,990	-
Advances from officers	24,747	53,809
Other advances	12,429	-
Advance - Coach Capital, LLC	30,000	-
Total Current Liabilities	381,115	79,323

Property option payable	1,375,000	-

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,444,842* shares issued and outstanding at July 31, 2013;	5,045	5,000
50,000,000* shares issued and outstanding at July 31, 2012
Additional paid-in-capital	392,980	23,000
Deficit accumulated during the development stage	(414,115)	(107,323)
Total Stockholders’ Deficiency	(16,090)	(79,323)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,740,025	$-

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Statement of Operations
	Year Ended	Year Ended	Inception through
	July 31,	July 31,	July 31,
	2013	2012	2013

Revenue
Revenue	$-	$-	$-
Total Revenues	-	-	-

Mineral property expenditures	191,028	-	191,028
G & A expenses	158,020	-	158,020
Total Expenses	349,048	-	349,048

Loss from continuing operations	(349,048)	-	(349,048)
Gain (loss) from discontinued operations, net	42,256	125,339	(65,067)
Net Loss and Comprehensive Loss	$(306,792)	$125,339	$(414,115)

Basic net loss per share from continuing operations	$(0.0069)	$-
Basic net loss per share from discontinued operations	$(0.0008)	$0.0025

Basic net loss per share for the period	$(0.0061)	$0.0025
Weighted average number of common shares outstanding	50,338,750*	50,000,000*

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2013

				Deficit
	Common	Common	Additional	Accumulated
	Stock *	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage
Balance, December 11, 2006	-	$ -	$ -	$-	$-
Stock issued for cash on February 22, 2007 @ $0.001 per share	30,000,000	$ 3,000			$3,000
Stock issued for cash on March 15, 2007 @ $0.01 per share	15,000,000	$ 1,500	$ 13,500		$15,000
Stock issued for cash on May 9, 2007 @ $0.02 per share	5,000,000	$ 500	$ 9,500		$10,000
Net loss, July 31, 2007				(482)	(482)
Balance, July 31, 2007	50,000,000	$ 5,000	$ 23,000	$(482)	$27,518
Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	50,000,000	$ 5,000	$ 23,000	$(32,905)	$(4,905)
Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	50,000,000	$ 5,000	$ 23,000	$(54,569)	$(26,569)
Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	50,000,000	$ 5,000	$ 23,000	$(118,693)	$(90,693)
Net loss, July 31, 2011				(113,969)	(113,969)
Balance, July 31, 2011	50,000,000	$ 5,000	$ 23,000	$(232,662)	$(204,662)
Net gain, July 31, 2012				125,339	125,339
Balance, July 31, 2012	50,000,000	$ 5,000	$ 23,000	$(107,323)	$(79,323)
Stock issued for cash on September 12, 2012 @ $1.19 per share	168,068	$ 17	$ 199,983		$200,000
Stock issued for cash on September 27, 2013 @ $0.001 per share	100,000	$ 10	$ -		$10
Stock issued for cash on October 2, 2013 @ $1.55 per share	96,774	$ 10	$ 149,990		$150,000
Stock issued for cash on April 2, 2013 @ $0.2502 per share	80,000	$ 8	$ 20,007		$20,015
Net loss, July 31, 2013				$(306,792)	$(306,792)
Balance, July 31, 2013	50,444,842	$ 5,045	$ 392,980	$(414,115)	$(16,090)

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD. PUNCHLINE RESOURCES LTD. (A Development Stage Company) Statements of Cash Flows
	Year Ended July 31, 2013	Year Ended July 31, 2012	December 11, 2006 (inception) through July 31, 2013
Cash Flows from (used in) Operating Activities
Net loss	$(306,792)	$125,339	$(414,115)
Gain (loss) from discontinued operations	42,256	125,339	(65,067)
Loss from continuing operations	(349,048)	-	(349,048)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	(5,015)	-	(5,015)
Accounts payables and accrued liabilities	12,160	(138,533)	31,154
Advance royalty payments payable	(20,000)	-	(20,000)
Property option payable	1,600,000	-	1,600,000
Net cash used for operating activities	1,280,353	(13,120)	1,197,024

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(1,715,010)	-	(1,715,010)
Net Cash provided by (used in) Investing Activities	(1,715,010)	-	(1,720,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	370,025	-	398,025
Temporary loan	-	6,520	6,520
Proceeds from loan – third party	50,990	-	50,990
Advances from officers	(29,062)	6,600	24,747
Other advances	12,429	-	12,429
Advance – Coach Capital	30,000	-	30,000
Net cash provided by financing activities	434,382	13,120	522,711

Net increase (decrease) in cash and equivalents	(275)	-	(275)

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$(275)	$-	$(275)

Supplemental cash flow information:

Cash paid for:

Interest	$-	-	$-
Taxes	$-	-	$-

Non-Cash Activities	$-	-	$-

The accompanying notes are an integral part of these financial statements.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

1.  ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a Nevada corporation incorporated on December 11, 2006 under the name Punchline Entertainment, Inc. On August 22, 2012, the Company’s board of directors approved an agreement and plan of merger to merge with and into the Company’s newly created wholly-owned subsidiary Punchline Resources Ltd., a Nevada corporation, to effect a name change of the Company from Punchline Entertainment, Inc. to Punchline Resources Ltd. Punchline Resources Ltd. was formed solely for the change of name. On August 30, 2012, the Company filed Articles of Merger with the Nevada Secretary of State for the name change. The Financial Industry Regulation Authority (“FINRA”) approved the name change on September 7, 2012.

On July 12, 2013, the stockholders approved an amendment to change the name of the Company from Punchline Resources Ltd. to Northern Mineral & Exploration Ltd. On July 29, 2013, the Company filed to amend the Articles of the Corporation with the Nevada Secretary of State for this name change. Subsequent to the Company’s year end, FINRA approved the name change on August 13, 2013.

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

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company has acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

Effective September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012 and February 1, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a 70% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County in Nevada.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $414,115. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2014.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2013, cash and cash equivalents of $(273) (July 31, 2012 - $Nil) was held as bank balance.

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

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents comprise deposits with major commercial banks and/or checking account balances. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information. Unless otherwise noted, it is management's

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

2.  SIGNIFICANT ACCOUNTING POLICIES – Continued

opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

f)

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,288 for the year ended July 31, 2013 (July 31, 2012 - $Nil).

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

Empress Property

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease the Company 100% of the exploration and mining rights to the Empress Property. As consideration, the Company is required to provide annual payments of $20,000 and commit to the following work expenditures:

•

$150,000 spent in the first year;

•

$200,000 spent in the second year;

•

$250,000 spent in the third year;

•

$300,000 spent in the fourth year;

•

$350,000 spent in the fifth year;

•

$400,000 in the sixth year; and

•

$650,000 in the seventh year.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

3.  MINERAL RIGHTS AND PROPERTIES – Continued

MinQuest will also retain a 3% net smelter royalty in the event that the Company enters mineral production on the Empress Property. If the Company is unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of July 31, 2013, the Company has paid $20,000 the first year’s annual payment. As well the Company has incurred $150,000 in drilling work expenditures.

Winnemucca Mountain Property

On September 14, 2012, the Company entered into an agreement (as amended and restated on November 15, 2012) with AHL Holdings Ltd. and Golden Sands Exploration Inc. for the exclusive option to purchase a 70% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada.

If the option is exercised, the option agreement provides that AHL Holdings and Golden Sands will enter into a joint venture agreement. The Company will solely be responsible for financing the joint venture and will act as sole operator in consideration of a fee.

On February 1, 2013, the option agreement was further amended and restated. This amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively. In addition, the Company’s obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and the initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013. In consideration of the extended payment and expense deadlines, the Company must pay a $10,000 penalty to the optionors by April 1, 2013.

Therefore in order to exercise the right, the Company, as of July 31, 2013, is required to pay $1,715,000* in aggregate as follows:

•

$50,000 on signing (the Optionors acknowledge this was paid);

•

a further $25,000 ($5,000 of which is a penalty payment) by November 15, 2012 (which is a firm commitment, paid);

•

a further $10,000 by February 1, 2013 (which is a penalty payment, paid);

•

a further $30,000 by April 1, 2013 (which is firm commitment, paid);

•

a further $200,000 by December 15, 2013;

•

a further $300,000 by September 14, 2014;

•

a further $400,000 by September 14, 2015;

•

a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 (the Optionors acknowledge this has been done) and incur exploration expense of $4,000,000* as follows:

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

Further an advance royalty payment of $20,000 was paid on April 19, 2013 as required by the agreement.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

3.  MINERAL RIGHTS AND PROPERTIES – Continued

*Subsequently on August 26, 2013 the Company entered into an amended and restated option agreement with AHL Holdings and Golden Sands which materially modifies and replaces the terms of the original option agreement (as amended). The amended and restated agreement increases the interest that the Company may purchase in the Winnemucca property to 80% from 70%, modifies the exercise price payable in respect of the option, and extends schedule for delivery of payment and performance of obligations required for exercise of the option.   In that regard, the aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000.  The revised payment schedule also defers $1,000,000 of the total sum payable until December 31, 2017, and defers all existing exploration milestones by 1 year.  Finally the agreement provides that the Canadian optionor may elect to receive shares of our common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current market price.

4.  CAPITAL STOCK

a)

Authorized Stock

The Company has authorized 75,000,000 common shares with $0.0001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)

Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2013, there are 50,444,842* common stock issued and outstanding:

30,000,000* shares of common stock to the director at $.001/per share.

15,000,000* shares were issued to private shareholders at $.01/per share

5,000,000* shares to private shareholders at $.02/ per share for a total of $28,000.

* This figure gives retroactive effect of 10:1 stock split effective June 8, 2009 but does not yet reflect the 10:1 reverse stock split effective subsequently on August 13, 2013

On September 12, 2012 pursuant to the closing of a private placement, 168,068 shares of common stock at a purchase price of $1.19 per share for total proceeds of $200,000 was issued.

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

5.  RELATED PARTY TRANSACTIONS

While the Company is seeking additional capital, the former officer of the Company advanced the Company funds by making payments on behalf of the Company. This advance was written off and is no longer owed to the former officer and director. Therefore, as of July 31, 2013 the balance owing is $Nil (July 31, 2012 - $29,062).

Another former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of July 31, 2013 (July 31, 2012 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

5.  RELATED PARTY TRANSACTIONS – Continued

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. As of July 31, 2013, $30,798 has been paid to the officer.

6.  SUBSEQUENT EVENTS

Reverse Stock Split

On July 12, 2013 the Board of Directors and the majority of shareholders approved a 10 old for one (1) new reverse stock split of the Company’s issued and outstanding shares of common stock.  Upon effect of the reverse stock split, total issued and outstanding shares of common stock decreased from 50,444,842 to 5,044,484 shares of common stock, with a par value of $0.001.

A Certificate of Amendment to effect the change of name and reverse stock split were filed with the Nevada Secretary of State on July 29, 2013, with an effective date of August 12, 2013.

These amendments have been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and have been approved for filing with an effective date of August 13, 2013.

The reverse split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 13, 2013 under the symbol “PUNLD”.  The "D" was placed on the Company ticker symbol for 20 business days. The new ticker symbol is “NMEX” as of September 18, 2013.

Option Agreement

On August 26, 2013, the option agreement that was entered on September 14, 2012 (as amended and restated on November 15, 2012 and February 1, 2013) with AHL Holdings Ltd. and Golden Sands Exploration Inc. for the exclusive option to purchase a 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt, Nevada was further amended and restated.

The Company is now required to pay $1,755,000 in aggregate as follows:

•

$50,000 on signing (the Optionors acknowledge this was paid);

•

a further $25,000 ($5,000 of which is a penalty payment) by November 15, 2012 (which is a firm commitment, paid);

•

a further $10,000 by February 1, 2013 (which is a penalty payment, paid);

•

a further $30,000 by April 17, 2013 (paid);

•

a further $20,000 on the signing of this Agreement (which is a firm commitment, paid);

•

a further $20,000 by January 31, 2014;

•

a further $50,000 by December 31, 2014;

•

a further $150,000 by December 31, 2015;

•

a further $400,000 by December 31, 2016;

•

a further $1,000,000 by December 31, 2017; and

Issue and deliver 100,000 shares by September 30, 2012 (done); and

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013

6.  SUBSEQUENT EVENTS – Continued

Issue and deliver shares to the Optionor Canada as follows:

•

500,000 shares by September 30, 2013;

•

500,000 shares by January 31, 2014;

•

500,000 shares by December 31, 2014;

•

500,000 shares by December 31, 2015; and

Incur exploration expense of at least $4,000,000 as follows:

•

incur exploration expense of at least $150,000 by July 1, 2014;

•

incur cumulative exploration expense of at least $250,000 by December 31, 2014;

•

incur cumulative exploration expense of at least $1,000,000 by December 31, 2015;

•

incur cumulative exploration expense of at least $2,000,000 by December 31, 2017;

•

incur cumulative exploration expense of at least $4,000,000 by December 31, 2017;

Resignation and Appointment

On September 19, 2013, the current Secretary, Ramzan Savji, resigned and a new Company Secretary, Roger Autrey, was appointed. Ramzan Savji remains as the Chief Executive Officer and a Director.

Convertible Loan Agreement

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party.  The Loan is convertible into Units at $0.10 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for 1 year to purchase 1 common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding.

The Company may require the Lender, at any time following the date that the closing price of the Shares as listed on a Principal Market, as quoted by Bloomberg L.P. (the “Closing Price”) has been at or above $0.40 for a period of twenty consecutive trading days, to exercise the Warrants and acquire the Shares at the Conversion Price. The Lender must exercise the Warrants in accordance with Section 2.6(e) within five (5) business days of the receipt of notice from the Company, after which time the Warrants shall be cancelled if unexercised. As used herein, “Principal Market” shall mean the OTC Bulletin Board, the Nasdaq SmallCap Market, or the American Stock Exchange. If the Common Shares are not traded on a Principal Market, the Closing Price shall mean the reported Closing Price for the Common Shares, as furnished by FINRA for the applicable periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

Changes in Control of the Registrant

On September 7, 2012, Ramzan Savji, our sole director and officer, acquired 3,000,000 shares of our common stock from our former director and officer, Michael Thiessen for total consideration of $30,000.  The 3,000,000 shares of our common stock represent 59.47% of our currently issued and outstanding stock as of November 13, 2013, the date of this annual report. The funds used for the acquisition were Mr. Savji’s personal funds and we have no other change of control arrangements in place.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Ramzan Savji	63	CEO, CFO, President, Secretary, Treasurer and Director	August 14, 2012
Roger Autrey	54	Secretary	September 19, 2013

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Roger Autrey

Roger Autrey, has experience in assisting businesses in the field of international oil and gas with over 20 years sales, marketing and commercial experience acquired through privately operated and publicly traded oil companies. Mr. Autrey is currently active in several oil and gas projects in Australia & Africa.

He has been personally responsible for identifying, evaluating and recommending multiple new prospects being offered by governmental agencies, creating sealed bid applications to numerous private and public companies, and involved in private bids resulting in successful awards of over 100,000,000 gross acres, both onshore and offshore farmin projects. Further, he has been responsible for creating all sales and marketing materials used for farmin projects for prospective clients and participated in numerous oil and gas conventions globally.

Since early 1998, Mr. Autrey has served as the New Ventures Director for International Oil Lease Service Corp. ("IOLSC") and Australian Grazing & Pastoral Co., Pty. Ltd. ("AGP"). IOLSC and AGP have successfully leased over 600,000,000 and 1,000,000 gross acres, respectively, for oil and gas exploration in foreign countries. Additionally, from March 2004 to March 2011, Mr. Autrey worked in the new ventures department for Australian-Canadian Oil Royalties Ltd. whose principal assets consisted of 15,440,116 gross surface acres of overriding royalty interest and approximately 8,561,007 gross acres of working interests.

We believe that Mr. Autrey's professional background, and business and operational experience give him the qualifications and skills necessary to serve as Secretary of our company

Family Relationships

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

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Roger Autrey(1) Secretary	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ramzan Savji(2) President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2013 2012 2011	30,798 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Michael Thiessen(3) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)      Roger Autrey was appointed Secretary on September 19, 2013.

(2)     Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August  14, 2012. He resigned as Secretary on September 19, 2013 but otherwise remains as an officer.

(3)     Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August  14, 2012.

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

On September 19, 2013, Roger Autrey was appointed as Secretary. Mr. Autrey does not receive compensation for his services.

On August 15, 2012, we entered into a consulting agreement with Ramzan Savji, our sole director and officer, whereby Mr. Savji has agreed to provide services as chief executive officer and president of our company, for a period ending August 15, 2013. In consideration for agreeing to provide such services, we had agreed to pay Mr. Savji a salary of $2,500 per month during the term of the consulting agreement. In addition, we will pay $7,500 as an initial payment for the first three (3) months of services performed by Mr. Savji. The consulting agreement can be terminated by providing at least thirty (30) days prior written notice to the other party. On September 19, 2013, Mr. Savji resigned as Secretary but remains on the board of directors.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 13, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Ramzan Savji	President, CEO, CFO, Treasurer, Secretary	Common stock, $0.001 par value	3,000,000	59.47%
All officers and directors as a group			3,000,000	59.47%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 5,044,484 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 13, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and for the fiscal year ended July 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2013 $	July 31, 2012 $
Audit Fees	10,300	7,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	10,300	7,900

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

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Exhibit Description
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(b) Filed herewith.
**

(c)

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 13, 2013	/s/ Ramzan Savji
Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)