Form 10-Q
period 2013-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2013-12-20
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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
☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES   ☒ NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,044,484 common shares issued and outstanding as of December 20, 2013.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Three Months ended October 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three months ended October 31, 2013 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012, AND THE PERIOD FROM
 DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2013

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Company)

Page #

Balance Sheets as of October 31, 2013 (Unaudited) and July 31, 2013 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to October 31, 2013	6

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to October 31, 2013	7

Condensed Notes to Unaudited Interim Financial Statements	8-13

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS
	October 31,	July 31,
	2013	2013
	(Unaudited)	(Audited)
Current Assets
Cash	$38	$-
Funds held in trust	-	5,015
Total Current Assets	38	5,015
Other Assets
Mineral rights and properties	1,755,010	1,715,010
Advance royalties	20,000	20,000
Total Other Assets	1,775,010	1,735,010

TOTAL ASSETS	$1,775,048	$1,740,025

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$-	$275
Accounts payable and accrued liabilities	28,393	31,154
Current portion of property option payable	225,000	225,000
Temporary loan	6,520	6,520
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Other advances	3,535	12,429
Advance - Coach Capital, LLC	30,000	30,000
Convertible debt	50,000	-
Total Current Liabilities	419,185	381,115

Property option payable	1,395,000	1,375,000

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,044,484* shares issued and outstanding at	5,045	5,045
October 31, 2013 and July 31, 2013
Additional paid-in-capital	392,980	392,980
Deficit accumulated during the development stage	(437,162)	(414,115)
Total Stockholders’ Deficiency	(39,137)	(16,090)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,775,048	$1,740,025

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Unaudited Statement of Operations

	For the Three Months Ended	For the Three Months Ended	Dec 11, 2006 (Inception) through
	October 31,	October 31,	October 31,
	2013	2012	2013

Revenue
Revenue	$-	$-	$-
Total Revenues	-	-	-

Mineral property expenditures	-	170,000	191,028
G & A expenses	23,047	61,072	181,067
Total Expenses	23,047	231,072	372,095

Loss from continuing operations	(23,047)	(231,072)	(372,095)
Gain (loss) from discontinued operations, net	-	-	(65,067)
Net Loss and Comprehensive Loss	$(23,047)	$(231,072)	$(437,162)

Basic net loss per share from continuing operations	$(0.0046)	$(0.0461)
Basic net loss per share from discontinued operations	$-	$-

Basic net loss per share for the period	$(0.0046)	$(0.0461)
Weighted average number of common shares outstanding	5,044,484 *	5,015,698 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. PUNCHLINE RESOURCES LTD. (A Development Stage Company) Unaudited Statements of Cash Flows

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Dec 11, 2006 (inception) through October 31, 2013
Cash Flows from (used in) Operating Activities
Net loss	$(23,047)	$(231,072)	$(437,162)
Gain (loss) from discontinued operations	-	-	(65,067)
Loss from continuing operations	(23,047)	(231,072)	(372,095)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	-	-
Funds held in trust	5,015	(60,691)	-
Accounts payables and accrued liabilities	(2,761)	(3,500)	28,393
Advance royalty payments payable	-	-	(20,000)
Property option payable	20,000	1,650,000	1,620,000
Net cash provided by (used) for operating activities	(793)	1,354,737	1,196,231

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(40,000)	(1,700,010)	(1,755,010)
Net Cash used in Investing Activities	(40,000)	(1,700,010)	(1,760,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	350,010	398,025
Temporary loan	-	-	6,520
Proceeds from loan – third party	-	-	50,990
Advances from officers	-	200	24,747
Other advances	(8,894)	-	3,535
Advance – Coach Capital	-	30,000	30,000
Proceeds from convertible debt	50,000	-	50,000
Net cash provided by financing activities	41,106	380,210	563,817

Net increase in cash and equivalents	313	34,937	38

Cash and equivalents at beginning of the period	(275)	-	-
Cash and equivalents at end of the period	$38	$34,937	$38

Supplemental cash flow information:

Cash paid for:

Interest	$-	-	$-
Taxes	$-	-	$-

Non-Cash Activities	$-	-	$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements October 31, 2013

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

On July 12, 2013, the stockholders approved an amendment to change the name of the Company from Punchline Resources Ltd. to Northern Mineral & Exploration Ltd. FINRA approved the name change on August 13, 2013.

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

Effective September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein  the Company acquired  an option to purchase a 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the  Winnemucca Mountain Property in Humboldt County  in Nevada.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The financial statements should be read in conjunction with the Company’s July 31, 2013 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $437,162.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2014.

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements October 31, 2013

The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues and obtaining additional financing to continue operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As at October 31, 2013, cash and cash equivalents of $38 (July 31, 2013 - $(275)) was held as bank balance.

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements October 31, 2013

2.   SIGNIFICANT ACCOUNTING POLICIES – Continued

f)	Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $125 for the three months ended October 31, 2013 (October 31, 2013 – loss of $2,063).

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

As of October 31, 2013, the Company has paid $20,000 the first year’s annual payment.  As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

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

On February 1, 2013, the option agreement was further amended and restated.  This amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively. In addition, the Company’s obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and the initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013.  In consideration of the extended payment and expense deadlines, the Company paid a $10,000 penalty to the optionors on February 1, 2013.

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements October 31, 2013

3.   MINERAL RIGHTS AND PROPERTIES – Continued

Therefore the Company is now required to pay $1,755,000 in aggregate as follows:

•	$50,000 on signing (the Optionors acknowledge this was paid);
•	a further $25,000 ($5,000 of which is a penalty payment) by November 15, 2012 (which is a firm commitment, paid);
•	a further $10,000 by February 1, 2013 (which is a penalty payment, paid);
•	a further $30,000 by April 17, 2013 (paid);
•	a further $20,000 on August 27, 2013 (which is a firm commitment, paid);
•	a further $20,000 by January 31, 2014;
•	a further $50,000 by December 31, 2014;
•	a further $150,000 by December 31, 2015;
•	a further $400,000 by December 31, 2016;
•	a further $1,000,000 by December 31, 2017; and

Issue and deliver 100,000 shares by September 30, 2012 (done); and

Issue and deliver shares to the Optionor Canada as follows:

•	500,000 shares by September 30, 2013;
•	500,000 shares by January 31, 2014;
•	500,000 shares by December 31, 2014;
•	500,000 shares by December 31, 2015; and

Incur exploration expense of at least $4,000,000 as follows:

•	incur exploration expense of at least $150,000 by July 1, 2014;
•	incur cumulative exploration expense of at least $250,000 by December 31, 2014;
•	incur cumulative exploration expense of at least $1,000,000 by December 31, 2015;
•	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017;
•	incur cumulative exploration expense of at least $4,000,000 by December 31, 2017;

4.   CONVERTIBLE DEBT

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

b)           Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2013, there are 5,044,484* common stock issued and outstanding:

3,000,000* shares of common stock to the director at $.001/per share = $3,000
1,500,000* shares were issued to private shareholders at $.01/per share = $15,000
500,000* shares to private shareholders at $.02/ per share = $10,000
For a total of $28,000

On September 12, 2012 pursuant to the closing of a private placement, 16,807* shares of common stock at a purchase price of $11.90* per share for total proceeds of $200,000 was issued.

On September 27, 2012 10,000* share of common stock were issued as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

On October 2, 2012 pursuant to the closing of a private placement, 9,677* shares of common stock at a purchase price of $15.50* per share for total proceeds of $150,000 was issued.

On April 2, 2013 pursuant to the closing of a private placement, 8,000* shares of common stock at a purchase price of $2.50* per share for total proceeds of $20,015 was issued.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6.   RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of October 31, 2013 (July 31, 2013 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. In the three months ended October 31, 2013, $7,500 has been paid and accrued to the officer (October 31, 2012 - $7,413).

7.   SUBSEQUENT EVENTS

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit.  Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment.  Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering is still open and has been extended to December 31, 2013.

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

As of October 31, 2013, we have paid $20,000 for the first year annual payment.  As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

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

On February 1, 2013, the option agreement was further amended and restated.  This amended and restated agreement serves to defer, by 90 days, option payments of $30,000 and $200,000 that were previously due by December 31, 2012 and September 14, 2013, respectively. In addition, the Company’s obligation to incur $150,000 in exploration expense by February 15, 2013 will be deferred until July 1, 2013, and the initial $20,000 royalty advance payable to the optionors shall be deferred from December 31, 2012 until April 1, 2013.  In consideration of the extended payment and expense deadlines, the Company paid a $10,000 penalty to the optionors on February 1, 2013.

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

Therefore the Company is now required to pay $1,755,000 in aggregate as follows:

•	$50,000 on signing (the Optionors acknowledge this was paid);
•	a further $25,000 ($5,000 of which is a penalty payment) by November 15, 2012 (which is a firm commitment, paid);
•	a further $10,000 by February 1, 2013 (which is a penalty payment, paid);
•	a further $30,000 by April 17, 2013 (paid);
•	a further $20,000 on August 27, 2013 (which is a firm commitment, paid);
•	a further $20,000 by January 31, 2014;
•	a further $50,000 by December 31, 2014;
•	a further $150,000 by December 31, 2015;
•	a further $400,000 by December 31, 2016;
•	a further $1,000,000 by December 31, 2017; and

Issue and deliver 100,000 shares by September 30, 2012 (done); and

Issue and deliver shares to the Optionor Canada as follows:

•	500,000 shares by September 30, 2013;
•	500,000 shares by January 31, 2014;
•	500,000 shares by December 31, 2014;
•	500,000 shares by December 31, 2015; and

Incur exploration expense of at least $4,000,000 as follows:

•	incur exploration expense of at least $150,000 by July 1, 2014;
•	incur cumulative exploration expense of at least $250,000 by December 31, 2014;
•	incur cumulative exploration expense of at least $1,000,000 by December 31, 2015;
•	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017;
•	incur cumulative exploration expense of at least $4,000,000 by December 31, 2017;

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2013, which are included herein.

Our operating results for the three months ended October 31, 2013 and 2012 are summarized as follows:

	Three Months Ended October 31,
	2013		2012
Revenue	$	Nil	$	Nil
Mineral property expenditures	$	Nil		$170,000
General and administrative		$23,047		$61,072
Net Income (Loss)		$(23,047)		$(231,072)

For the three months ended October 31, 2013, our net loss decreased by $208,025 as compared to the three months ended October 31, 2012. Our net loss decreased in the current period as we did not incur the upfront expenditures on our new mineral property and new line of business that we had in the prior period ended October 31, 2012. Our net loss from inception on December 11, 2006 to October 31, 2013 was $437,162.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At July 31,
	2013	2013
Current Assets	$38	$5,015
Current Liabilities	$419,185	$381,115
Working Capital (Deficit)	$(419,147)	$(376,100)

Our total current assets as of October 31, 2013 were $38 as compared to total current assets of $5,015 as of July 31, 2013. The decrease was due to expenses being paid out of the Funds Held in Trust. Our total current liabilities as of October 31, 2013 were $419,185 as compared to total current liabilities of $381,115 as of July 31, 2013. The increase in current liabilities was primarily attributed to issuance of convertible debt to a third party.

Cash Flows

	Three Months Ended October 31,
	2013	2012
Net Cash Provided (Used) by Operating Activities	$(793)	$1,354,737
Net Cash Used by Investing Activities	$(40,000)	$(1,700,010)
Net Cash Provided by Financing Activities	$41,106	$380,210
Increase in Cash During the Period	$313	$34,937

Operating Activities

Cash used in operating activities was $793 for the three months ended October 31, 2013. Cash provided by operating activities was $1,354,737 for the three months ended October 31, 2012 due to our new mining operations.

Investing Activities

Cash used by investing activities decreased from $1,700,010 for the three months ended October 31, 2012 to $40,000 for the three months ended April 30, 2013 due to the entry of a commitment to purchase mineral rights and properties in the prior period. As this option agreement was amended and restated in the current period, the aggregate cash fee payable to exercise the option increased by $40,000 in the three months ended October 31, 2013.

Financing Activities

Cash provided by financing activities was $41,106 for the three months ended October 31, 2013 primarily due to the issuance of convertible debt. Cash provided by financing activities for the three months ended October 31, 2012 was $380,210 due to the closing of private placement of common stock of the company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2013, cash and cash equivalents of $38 (July 31, 2013 - $(275)) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $125 for the three months ended October 31, 2013 (October 31, 2013 – loss of $2,063).

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

We have yet to establish any history of profitable operations. As at October 31, 2013, we have an accumulated deficit of $437,162 and a total stockholders’ deficiency of $39,137. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2012, pursuant to the closing of a private placement, we issued 16,807* shares of common stock at a purchase price of $11.90* per share for total proceeds of $200,000. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On September 27, 2012, we issued 10,000* shares of common stock as part of the compensatory terms of the mineral rights option agreement entered into by our company. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On October 2, 2012, pursuant to the closing of a private placement, we issued 9,677* shares of common stock at a purchase price of $15.50* per share for total proceeds of $150,000. We issued the shares to one (1) US individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On April 2, 2013 we issued 8,000* common shares to ColdStream Summit Ltd. at a purchase price of $2.50* per share or $20,000 in the aggregate.  We issued the shares in reliance upon Regulation S of the Securities Act of 1933 to one non U.S. person in an offshore transaction, as those terms are therein defined.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the three months ended October 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(10)	Material Contracts
10.1
Amended and Restated Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated August 26, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on August 29, 2013)

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the Quarter Ended October 31, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(a) Filed herewith.

**
(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 20, 2013	/s/ Roger Autrey
Roger Autrey
Secretary

/s/ Ramzan Savji
Dated: December 20, 2013	Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2013	/s/ Ramzan Savji
Ramzan Savji
Director