Form 10-Q
period 2014-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-03-24
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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
5,044,484 common shares issued and outstanding as of March 24, 2014.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Six Months ended January 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Our unaudited interim financial statements for the six months ended January 31, 2014 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 AND 2013, AND THE PERIOD FROM
 DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2014

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Company)

Page

Balance Sheets as of January 31, 2014 (Unaudited) and July 31, 2013 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to January 31, 2014	6

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to January 31, 2014	7

Condensed Notes to Unaudited Interim Financial Statements	8-14

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS
	January 31,	July 31,
	2014	2013
	(Unaudited)	(Audited)
Current Assets
Cash	$442	$-
Funds held in trust	-	5,015
Total Current Assets	442	5,015
Other Assets
Mineral rights and properties	1,755,010	1,715,010
Advance royalties	20,000	20,000
Total Other Assets	1,775,010	1,735,010
TOTAL ASSETS	$1,775,452	$1,740,025

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$-	$275
Accounts payable and accrued liabilities	42,313	31,154
Current portion of property option payable	225,000	225,000
Temporary loan	6,520	6,520
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Other advances	-	12,429
Advance - Coach Capital, LLC	30,000	30,000
Advance from private placement	20,000	-
Convertible debt	50,000	-
Total Current Liabilities	449,570	381,115

Other Liabilities
Property option payable	1,389,000	1,375,000

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,044,484* shares issued and outstanding at January 31, 2014 and July 31, 2013	5,045	5,045
Additional paid-in-capital	392,980	392,980
Deficit accumulated during the development stage	(461,143)	(414,115)
Total Stockholders’ Deficiency	(63,118)	(16,090)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,775,452	$1,740,025

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Unaudited Statements of Operations

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		Dec 11, 2006 (Inception) Through January 31,
	2014	2013	2014	2013		2014
Revenue
Revenue	$-	$-	$-	$-		$-
Total Revenues	-	-	-	-		-

Expenses
Mineral property expenditures	-	-	-	170,000		191,028
G&A expenses	23,981	49,923	47,028	110,995		205,048
Total Expenses	23,981	49,923	47,028	280,955		396,076

Loss from continuing operations	(23,981)	(49,923)	(47,028)	(280,995)		(396,076)
Gain (loss) from discontinued operations, net	-	-	-	-		(65,067)
Net Loss & Comprehensive Loss	$(23,981)	$(49,923)	$(47,028)	$(280,995)		$(461,143)

Basic net loss per share from continuing operations	$(0.0048)	$(0.0100)	$(0.0093)	$(0.0560)	$
Basic net loss per share from discontinued operations	$-	$-	$-	$-	$

Basic net loss per share for the period	$(0.0048)	$(0.0100)	$(0.0093)	$(0.0560)	$
Weighted average number of common shares outstanding	5,044,484 *	5,015,698 *	5,044,484 *	5,015,698 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Unaudited Statements of Cash Flows

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Dec 11, 2006 (inception) through January 31, 2014
Cash Flows from (used in) Operating Activities
Net loss	$(47,028)	$(280,995)	$(461,143)
Gain (loss) from discontinued operations	-	-	(65,067)
Loss from continuing operations	(47,028)	(280,995)	(396,076)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Funds held in trust	5,015	(3,599)	-
Accounts payables and accrued liabilities	11,159	5,688	42,313
Advance royalty payments payable	-	-	(20,000)
Net cash provided by (used) for operating activities	(30,854)	(278,906)	(433,830)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(26,000)	(75,010)	(141,010)
Net Cash used in Investing Activities	(26,000)	(75,010)	(146,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	350,010	398,025
Temporary loan	-	-	6,520
Proceeds from loan – third party	-	-	50,990
Advances from officers	-	200	24,747
Other advances	(12,429)	-	-
Advance – Coach Capital	-	30,000	30,000
Advance from private placement	20,000	-	20,000
Proceeds from convertible debt	50,000	-	50,000
Net cash provided by financing activities	57,571	380,210	580,282

Net increase in cash and equivalents	717	26,294	442

Cash and equivalents at beginning of the period	(275)	-	-
Cash and equivalents at end of the period	$442	$26,294	$442

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$14,000	-	$1,614,000

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd.
(Formerly Punchline Resources Ltd.)
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
January 31, 2014

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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $461,143.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2014.

Northern Minerals & Exploration Ltd.
(Formerly Punchline Resources Ltd.)
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
January 31, 2014

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

d)            Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As at January 31, 2014, cash and cash equivalents of $442 (July 31, 2013 - $(275)) was held as bank balance.

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
January 31, 2014

2.   SIGNIFICANT ACCOUNTING POLICIES – Continued

f)             Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement ofFinancial Accounting Standards the Company maintains its accounting records in U.S. dollars,which is the functional, and reporting currency. The resulting foreign exchange gains andlosses are included in operations. Foreign exchange gain amounted to $125 for the six months ended January 31, 2014 (January 31, 2013 – loss of $2,288).

g)             Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”,which requires recognition of deferred tax assets and liabilities for future tax consequencesattributable to differences between the financial statement carrying amounts of existing assetsand liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

h)             Basic and Diluted (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings perShare." Basic earnings (loss) per share is computed by dividing income (loss) available tocommon stockholders by the weighted average number of common shares available.  Dilutedearnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

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
January 31, 2014

3.   MINERAL RIGHTS AND PROPERTIES – Continued

MinQuest will also retain a 3% net smelter royalty in the event that the Company enters mineral production on the Empress Property. If the Company is unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of January 31, 2014, the Company has paid $20,000 the first year’s annual payment.  As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

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
January 31, 2014

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
January 31, 2014

5.   CAPITAL STOCK

a)             Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)             Share Issuances

From inception of the Company (Dec 11, 2006), to January 31, 2014, there are 5,044,484* common stock issued and outstanding:

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

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit.  Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment.  Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering is still open and has been extended to December 31, 2013. As of January 31, 2014, the advance of $20,000 for the private placement has been received by the Company but the common stock had not been issued yet.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

Northern Minerals & Exploration Ltd.
(Formerly Punchline Resources Ltd.)
(A Development Stage Company)
Condensed Notes to Unaudited Interim Financial Statements
January 31, 2014

6.   RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of January 31, 2014 (July 31, 2013 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement has been continued on a month-to-month basis until March 15, 2014. In the six months ended October 31, 2013, $15,000 has been paid and accrued to the officer (January 31, 2013 - $17,753).

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

As of January 31, 2014, we have paid $20,000 for the first year annual payment.  As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2014, which are included herein.

Our operating results for the six months ended January 31, 2014 and 2013 are summarized as follows:

	Six Months Ended January 31,
	2014		2013
Revenue	$	Nil	$	Nil
Mineral property expenditures	$	Nil		$170,000
General and administrative		$47,028		$110,995
Net Income (Loss)		$(47,028)		$(280,995)

For the six months ended January 31, 2014, our net loss decreased by $233,967 as compared to the six months ended January 31, 2013. Our net loss decreased in the current period as we did not incur the upfront expenditures on our new mineral property and new line of business that we had in the prior period ended January 31, 2013. Our net loss from inception on December 11, 2006 to January 31, 2014 was $461,143.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At January 31,	At July 31,
	2014	2013
Current Assets	$442	$5,015
Current Liabilities	$449,570	$381,115
Working Capital (Deficit)	$(449,128)	$(376,100)

Our total current assets as of January 31, 2014 were $442 as compared to total current assets of $5,015 as of July 31, 2013. The decrease was due to expenses being fully paid out of the Funds Held in Trust which now has a balance of $0. Our total current liabilities as of January 31, 2014 were $449,570 as compared to total current liabilities of $381,115 as of July 31, 2013. The increase in current liabilities was primarily attributed to issuance of convertible debt to a third party, as well as an advance for private placement from a third party.

Cash Flows

	Six Months Ended January 31,
	2014	2013
Net Cash Provided (Used) by Operating Activities	$(30,854)	$(278,906)
Net Cash Used by Investing Activities	$(26,000)	$(75,010)
Net Cash Provided by Financing Activities	$57,571	$380,210
Increase in Cash During the Period	$717	$26,294

Operating Activities

Cash used in operating activities was $30,854 for the six months ended January 31, 2014. Cash used by operating activities was $278,906 for the six months ended January 31, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities decreased from $75,010 for the six months ended January 31, 2013 to $26,000 for the six months ended January 31, 2014 due to higher initial payments towards the commitment to purchase mineral rights and properties in the prior period. However, as this option agreement was amended and restated in the current period, the aggregate cash fee payable to exercise the option increased by $40,000 in the six months ended January 31, 2014.

Financing Activities

Cash provided by financing activities was $57,571 for the six months ended January 31, 2014 primarily due to the issuance of convertible debt as well as an advance received for private placement. Cash provided by financing activities for the six months ended January 31, 2013 was $380,210 due to the closing of private placement of common stock of the company.

We will require additional funds to fund our budgeted expenses over the next six months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2014, cash and cash equivalents of $442 (July 31, 2013 - $(275)) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $125 for the six months ended January 31, 2014 (January 31, 2014 – loss of $2,288).

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

We have yet to establish any history of profitable operations. As at January 31, 2014, we have an accumulated deficit of $461,143 and a total stockholders’ deficiency of $63,118. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit.  Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment.  Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering is still open and has been extended to December 31, 2013. As of January 31, 2014, we have received the advance of $20,000 for the private placement but the common stock has not been issued yet.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the six months ended January 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

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

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the Quarter Ended January 31, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(a) Filed herewith
**	(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 24, 2014	/s/ ROGER AUTREY
Roger Autrey
Secretary

/s/ RAMZAN SAVJI
Dated: March 24, 2014	Ramzan Savji
President, Chief Executive Officer, Chief Financial Officer, Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2014	/s/ RAMZAN SAVJI
Ramzan Savji
Director