Form 10-Q/A
period 2012-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-06-10
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

☒	YES	☐	NO

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

Explanatory Note

10-Q/A Quarterly Report Ending October 31, 2012 (Refiled with Restated Statement of Cash Flows)

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q/A
For the Three Months ended October 31, 2012

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

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011, AND THE PERIOD FROM
DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2012

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

Page #

Balance Sheets as of October 31, 2012 (Unaudited) and July 31, 2012 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to October 31, 2012	6

Revised unaudited Statements of Cash Flows for the Three Months ended October 31, 2012 and 2011, and the Period from December 11, 2006 (Inception) to October 31, 2012	7

Condensed Notes to Unaudited Interim Financial Statements	8-12

NORTHERN MINERALS & EXPLORATION LTD. (A Development Stage Company) Balance Sheets

	October 31,	July 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$34,937	$-
Funds held in trust	60,691	-
Total Current Assets	95,628	-
Other Assets
Mineral rights and properties	1,700,010	-
Total Other Assets	1,700,010	-

TOTAL ASSETS	$1,795,638	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$15,494	$18,994
Current portion of property option payable	250,000
Temporary loan	6,520	6,520
Advances from officers	54,009	53,809
Advance – Coach Capital, LLC	30,000
Total Current Liabilities	356,023	79,323
Property Option Payable	1,400,000	-

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding at July 31, 2012;
50,364,842* shares issued and outstanding at October 31, 2012	5,037	5,000
Additional paid-in-capital	372,973	23,000
Deficit accumulated during the development stage	(338,395)	(107,323)
Total Stockholders’ Deficiency	39,615	(79,323)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,795,638	$-

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(A Development Stage Company)
Unaudited Statement of Operations

			December 11, 2006
	For the Three	For the Three	(inception)
	Months Ended	Months Ended	through
	October 31	October 31	October 31,
	2012	2011	2012

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Mineral property expenditures	170,000
G & A expenses	61,072
Total Expenses	(231,072)	-	-

Loss from continuing operations	(231,072)	-	(231,072)
Loss from discontinued operations, net	-	(25,153)	(107,323)
Net Loss and Comprehensive Loss for the Period	$(231,072)	(25,153)	(338,395)
Basic net loss per share from continuing operations	$(0.0046)	$-
Basic net loss per share from discontinued operations	$-	$(0.0005)
Basic net loss per share for the period	$(0.0046)	$(0.0005)
Weighted average number of common shares outstanding	*50,156,976	*50,000,000

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. (A Development Stage Company) Revised unaudited Statements of Cash Flows

	Revised Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	December 11, 2006 (inception) through October 31, 2012
Cash Flows from (used in) Operating Activities
Net loss	$(231,072)	$(25,153)	$(338,395)
Loss from discontinued operations	-	(25,153)	(107,323)
Loss from continuing operations	(231,072)	-	(231,072)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	(60,691)		(60,691)
Accounts payables and accrued liabilities	(3,500)	20,079	15,494
Net cash used for operating activities	(295,263)	(5,000)	(378,592)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(50,010)		(50,010)
Net Cash provided by (used in) Investing Activities	(50,010)	-	(55,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	350,010	-	378,010
Temporary loan	-	5,000	6,520
Advances from officers	200	-	54,009
Advance – Coach Capital	30,000		30,000
Net cash provided by financing activities	380,210	5,000	468,539

Net increase (decrease) in cash and equivalents	34,937	-	34,937

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$34,937	$-	$34,937

Supplemental cash flow information:
Non-cash Activities
Committed advances for mineral rights and properties options	$1,650,000		$1,650,000

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q/A. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. The financial statements should be read in conjunction with the Company’s July 31, 2012 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

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

Northern Minerals & Exploration Ltd.
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

Northern Minerals & Exploration Ltd.
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

Northern Minerals & Exploration Ltd.
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

Northern Minerals & Exploration Ltd.
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q/A contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At July 31,
	2012	2012
Current Assets	$95,628	$ Nil
Current Liabilities	$356,023	$79,323
Working Capital (Deficit)	$(260,395,395)	$(79,323)

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

Cash Flows

	Three Months Ended October 31,
	2012	2011
Net Cash Used by Operating Activities	$(295,263)		$(5,000)
Net Cash Used by Investing Activities	$(50,010)	$	Nil
Net Cash Provided by Financing Activities	$380,210		$5,000
Increase in Cash During the Period	$34,937	$	Nil

Operating Activities

Cash used by operating activities went from $5,000 in 2011 to cash used of $295,263 in 2012 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil to $50,010 due to the entry of a commitment to purchase mineral rights and properties.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 9, 2014	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)