Form 10-Q/A
period 2013-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-06-10
CIK 1415744

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

Explanatory Note

10-Q/A Quarterly Report Ending April 30, 2013 (Refiled with Restated Statement of Cash Flows)

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q/A

For the Three and Nine Months ended April 30, 2013

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

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2013 AND 2012, AND THE PERIOD FROM
DECEMBER 11, 2006 (INCEPTION) TO APRIL 30, 2013

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

Page #

Balance Sheets as of April 30, 2013 (Unaudited) and July 31, 2012 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Nine Months ended April 30, 2013 and 2012, and the Period from December 11, 2006 (Inception) to April 30, 2013	6

Revised Unaudited Statements of Cash Flows for the Nine Months ended April 30, 2013 and 2012, and the Period from December 11, 2006 (Inception) to April 30, 2013	7

Condensed Notes to Unaudited Interim Financial Statements	8-12

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS

	April 30,	July 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$6,780	-
Funds held in trust	-	$-

Total Current Assets	6,780	-
Other Assets
Mineral rights and properties	1,715,010	-

Total Other Assets	1,715,010	-

TOTAL ASSETS	$1,721,790	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$29,501	$18,994
Advance royalty payments payable	(20,000)
Current portion of property option payable	225,000
Temporary loan	6,520	6,520
New loan – third party	50,990
Advances from officers	54,009	53,809
Advance - Coach Capital, LLC	30,000

Total Current Liabilities	376,020	79,323

Property option payable	1,375,000

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,000,000* shares issued and outstanding at July 31, 2012; 50,444,842* shares issued and outstanding at April 30, 2013	5,045	5,000
Additional paid-in-capital	392,980	23,000
Deficit accumulated during the development stage	(427,255)	(107,323)

Total Stockholders’ Deficiency	(29,230)	(79,323)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,721,790	$-

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Unaudited Statements of Operations

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception Through April 30,
	2013	2012	2013	2012	2013
Revenue
Revenue	$-	$-	$-	$-	$
Total Revenues	-	-	-	-	-

Mineral property expenditures	21,028		191,028		191,028
G & A expenses	17,909		128,904		128,904
Total Expenses	(38,937)		(319,932)		(319,932)

Loss from continuing operations	(38,937)		(319,932)		(319,932)
Loss from discontinued operations, net		(26,700)		(78,210)	(107,323)
Net Loss and Comprehensive Loss for the Period	$(38,937)	$(26,700)	$(319,932)	$(78,210)	$(427,255)

Basic net loss per share from continuing operations	$(0.0008)	$-	$(0.0064)	$-
Basic net loss per share from discontinued operations	$-	$(0.0005)	$-	$(0.0016)
Basic net loss per share for the period	$(0.0008)	$(0.0005)	$(0.0064)	$(0.0016)
Weighted average number of common shares outstanding	50,390,011 *	50,000,000 *	50,302,997 *	50,000,000 *

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Revised Unaudited Statements of Cash Flows

	Revised Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	December 11, 2006 (inception) through April 30, 2013
Cash Flows from (used in) Operating Activities
Net loss	$(319,932)	$(78,210)	$(427,255)
Loss from discontinued operations	-	-	(107,323)
Loss from continuing operations	(319,932)	(78,210)	(319,932)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Prepaid expenses	-	74	-
Funds held in trust	-	-	-
Accounts payables and accrued liabilities	10,507	68,267	29,501
Advance royalty payments payable	(20,000)	-	(20,000)

Net cash used for operating activities	(329,425)	(9,869)	(412,754)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(115,010)	-	(115,010)

Net Cash used in Investing Activities	(115,010)	-	(120,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	370,025	-	398,025
Temporary loan	-	4,620	6,520
Proceeds from loan – third party	50,990	-	50,990
Advances from officers	200	5,249	54,009
Advance – Coach Capital	30,000	-	30,000

Net cash provided by financing activities	451,215	9,869	539,544

Net increase in cash and equivalents	6,780	-	6,780

Cash and equivalents at beginning of the period	-	-	-

Cash and equivalents at end of the period	$6,780	$-	$6,780

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$1,600,000	-	$1,600,000

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

Cash Flows

	Nine Months Ended April 30,
	2013	2012
Net Cash Used by Operating Activities	$(329,425)		$(9,869)
Net Cash Used by Investing Activities	$(115,010)	$	Nil
Net Cash Provided by Financing Activities	$451,215		$9,869
Increase in Cash During the Period	$6,780	$	Nil

Operating Activities

Cash used by operating activities went from $9,869 for the nine months ended April 30, 2012 to cash used of $329,425 for the nine months ended April 30, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil for the nine months ended April 30, 2012 to $115,010 for the nine month ended April 30, 2013 due to the entry of a commitment to purchase mineral rights and properties.

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the nine months ended April 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q/A or our current reports on Form 8-K filed during the nine months ended April 30, 2013.

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