Form 10-K/A
period 2013-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-06-10
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

10-K/A Annual Report Ending July 31, 2013 (Refiled with Restated Statement of Cash Flows)

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K/A

For the Year ended July 31, 2013

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

LIDA
Corral
Landing Strip
Gold Point
Mt Dunfee
2141
SLATE RIDGE
Water Tank
Mine
Silver Moon Mine
Dunfee Shaft
USMM 269
USLM 224
Mine
Tokop
Radio Tower
Tokop Well
Anderson Well
USLM 192
Alberto Mine
Rattlesnake Mine
Oriental Mine
Hanging Mesa
EMPRESS PROJECT
USLM 222
Empress Mine
Courbet Mine
Big Blossom Mine
USLM 178
Corral
Frenchman Well
Gold Mountain
Willow Spring
Wash
4WD
T7S
T8S
R 41 E
R 41½ E
R 42 E
Golden Oasis Exploration
Empress Project
Esmeralda County, Nevada
Location Map
Figure 1
TN/MN 14°
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

For the Fiscal Year Ended July 31, 2013	High *	Low *
Quarter ended July 31, 2013	$0.27	$0.064
Quarter ended April 30, 2013	$3.70	$0.149
Quarter ended January 31, 2013	$3.60	$0.71
Quarter ended October 31, 2012	$16.20	$0.70

For the Fiscal Year Ended July 31, 2012
Quarter ended July 31, 2012	$2.00	$1.80
Quarter ended April 30, 2012	$6.00	$1.80
Quarter ended January 31, 2012	$1.80	$1.80
Quarter ended October 31, 2011	$1.80	$1.80

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

ITEM 6.  SELECTED FINANCIAL DATA

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

Forward-Looking Statements

This report on Form 10-K/A contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At July 31,	At July 31,
	2013	2012
Current Assets	$5,015	$Nil
Current Liabilities	$381,115	$79,323
Working Capital (Deficit)	$(376,100)	$(79,323)

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

Cash Flows

	Year Ended July 31,
	2013	2012
Net Cash (Used by Operating Activities	$(319,647)		$(13,120)
Net Cash Used by Investing Activities	$(115,010)	$	Nil
Net Cash Provided by Financing Activities	$434,382		$13,120
Decrease in Cash During the Year	$(275)	$	Nil

Operating Activities

Cash used by operating activities went from $13,120 for the year ended July 31, 2012 to cash used of $319,647 for the year ended July 31, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities increased from $Nil for the year ended July 31, 2012 to $115,010 for the year ended July 31, 2013 due to the entry of a commitment to purchase mineral rights and properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2013, we had cash and cash equivalents of $(275) (July 31, 2012 - $Nil) held as bank overdraft.

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

JULY 31, 2013 AND 2012, AND THE PERIOD FROM
 DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2013

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Company)

Page #

Report of Independent Registered Public Accounting Firm	30

Balance Sheets as of July 31, 2013 and July 31, 2012	31

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to July 31, 2013	32

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2013 and 2012 and the Period from December 11, 2006 (Inception) to July 31, 2013	33

Revised Statements of Cash Flows for the Years ended July 31, 2013 and 2012, and the Period from December 11, 2006 (Inception) to July 31, 2013	34

Notes to Financial Statements	35-41

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

/s/ George Stewart

Seattle, Washington
November 6, 2013

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS
	July 31,	July 31,
	2013	2012
	(Audited)	(Audited)
Current Assets
Funds held in trust	$5,015	$-

Total Current Assets	5,015	-
Other Assets
Mineral rights and properties	1,715,010	-
Advance royalty payments	20,000	-

Total Other Assets	1,735,010	-

TOTAL ASSETS	$1,740,025	$-

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$275	$-
Accounts payable and accrued liabilities	31,154	18,994
Current portion of property option payable	225,000	-
Temporary loan	6,520	6,520
New loan – third party	50,990	-
Advances from officers	24,747	53,809
Other advances	12,429	-
Advance - Coach Capital, LLC	30,000	-

Total Current Liabilities	381,115	79,323

Property option payable	1,375,000	-

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized;
50,444,842* shares issued and outstanding at July 31, 2013; 50,000,000* shares issued and outstanding at July 31, 2012	5,045	5,000
Additional paid-in-capital	392,980	23,000
Deficit accumulated during the development stage	(414,115)	(107,323)

Total Stockholders’ Deficiency	(16,090)	(79,323)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,740,025	$-

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Statement of Operations

	Year Ended	Year Ended	Inception through
	July 31,	July 31,	July 31,
	2013	2012	2013

Revenue
Revenue	$-	$-	$-
Total Revenues	-	-	-

Mineral property expenditures	191,028	-	191,028
G & A expenses	158,020	-	158,020
Total Expenses	349,048	-	349,048

Loss from continuing operations	(349,048)	-	(349,048)
Gain (loss) from discontinued operations, net	42,256	125,339	(65,067)
Net Loss and Comprehensive Loss	$(306,792)	$125,339	$(414,115)

Basic net loss per share from continuing operations	$(0.0069)	$-
Basic net loss per share from discontinued operations	$(0.0008)	$(0.0025)

Basic net loss per share for the period	$(0.0061)	$(0.0025)
Weighted average number of common shares outstanding	50,338,750 *	50,000,000 *

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2013

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock *	Amount	Capital	Stage	Total

Balance, December 11, 2006	-	$-	$-	$-	$-
Stock issued for cash on February 22, 2007 @ $0.001 per share	30,000,000	$3,000			$3,000
Stock issued for cash on March 15, 2007 @ $0.01 per share	15,000,000	$1,500	$13,500		$15,000
Stock issued for cash on May 9, 2007 @ $0.02 per share	5,000,000	$500	$9,500		$10,000
Net loss, July 31, 2007				(482)	(482)

Balance, July 31, 2007	50,000,000	$5,000	$23,000	$(482)	$27,518

Net loss, July 31, 2008				(32,423)	(32,423)

Balance, July 31, 2008	50,000,000	$5,000	$23,000	$(32,905)	$(4,905)

Net loss, July 31, 2009				(21,664)	(21,664)

Balance, July 31, 2009	50,000,000	$5,000	$23,000	$(54,569)	$(26,569)

Net loss, July 31, 2010				(64,124)	(64,124)

Balance, July 31, 2010	50,000,000	$5,000	$23,000	$(118,693)	$(90,693)

Net loss, July 31, 2011				(113,969)	(113,969)

Balance, July 31, 2011	50,000,000	$5,000	$23,000	$(232,662)	$(204,662)

Net gain, July 31, 2012				125,339	125,339

Balance, July 31, 2012	50,000,000	$5,000	$23,000	$(107,323)	$(79,323)
Stock issued for cash on September 12, 2012 @ $1.19 per share	168,068	$17	$199,983		$200,000
Stock issued for cash on September 27, 2013 @ $0.001 per share	100,000	$10	$-		$10
Stock issued for cash on October 2, 2013 @ $1.55 per share	96,774	$10	$149,990		$150,000
Stock issued for cash on April 2, 2013 @ $0.2502 per share	80,000	$8	$20,007		$20,015

Net loss, July 31, 2013				$(306,792)	$(306,792)

Balance, July 31, 2013	50,444,842	$5,045	$392,980	$(414,115)	$(16,090)

* Reflects the 10:1 stock split effective June 8, 2009 on a retroactive basis but does not yet reflect the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD. PUNCHLINE RESOURCES LTD. (A Development Stage Company) Revised Statements of Cash Flows

	Revised Year Ended July 31, 2013	Year Ended July 31, 2012	December 11, 2006 (inception) through July 31, 2013
Cash Flows from (used in) Operating Activities
Net loss	$(306,792)	$125,339		$(414,115)
Gain (loss) from discontinued operations	42,256	125,339		(65,067)
Loss from continuing operations	(349,048)	-		(349,048)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-		5,000
Prepaid expenses	-	74		-
Funds held in trust	(5,015)	-		(5,015)
Accounts payables and accrued liabilities	12,160	(138,533)		31,154
Advance royalty payments payable	(20,000)	-		(20,000)

Net cash used for operating activities	(319,647)	(13,120)		(402,976)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-		(5,000)
Purchase of mineral rights and properties	(115,010)	-		(115,010)

Net Cash provided by (used in) Investing Activities	(115,010)	-		(120,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	370,025	-		398,025
Temporary loan	-	6,520		6,520
Proceeds from loan – third party	50,990	-		50,990
Advances from officers	(29,062)	6,600		24,747
Other advances	12,429	-		12,429
Advance – Coach Capital	30,000	-		30,000

Net cash provided by financing activities	434,382	13,120		522,711

Net increase (decrease) in cash and equivalents	(275)	-		(275)

Cash and equivalents at beginning of the period	-	-		-

Cash and equivalents at end of the period	$(275)	$-		$(275)

Supplemental cash flow information:

Non-cash Activities			$
Committed advances for mineral rights and properties options	$1,600,000	-		$1,600,000

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

d)
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As at July 31, 2013, cash and cash equivalents of $(275) (July 31, 2012 - $Nil) was held as bank balance.

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

Therefore in order to exercise the right, the Company, as of July 31, 2013, is required to pay $1,715,000* in aggregate as follows:

●	$50,000 on signing (the Optionors acknowledge this was paid);
●	a further $25,000 ($5,000 of which is a penalty payment) by November 15, 2012 (which is a firm commitment, paid);
●	a further $10,000 by February 1, 2013 (which is a penalty payment, paid);
●	a further $30,000 by April 1, 2013 (which is firm commitment, paid);
●	a further $200,000 by December 15, 2013;
●	a further $300,000 by September 14, 2014;
●	a further $400,000 by September 14, 2015;
●	a further $700,000 by September 14, 2016; and

Issue and deliver 100,000 shares by September 30, 2012 (the Optionors acknowledge this has been done) and incur exploration expense of $4,000,000* as follows:

●	incur exploration expense of at least $150,000 by July 1, 2013;
●	incur cumulative exploration expense of at least $500,000 by December 31, 2013;
●	incur cumulative exploration expense of at least $1,000,000 by December 31, 2014;
●	incur cumulative exploration expense of at least $2,000,000 by December 31, 2015;
●	incur cumulative exploration expense of at least $4,000,000 by December 31, 2016;

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

ITEM 9B. OTHER INFORMATION

Changes in Control of the Registrant

On September 7, 2012, Ramzan Savji, our sole director and officer, acquired 3,000,000 shares of our common stock from our former director and officer, Michael Thiessen for total consideration of $30,000.  The 3,000,000 shares of our common stock represent 59.47% of our currently issued and outstanding stock as of October 29, 2013, the date of this annual report. The funds used for the acquisition were Mr. Savji’s personal funds and we have no other change of control arrangements in place.

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

(1)        Roger Autrey was appointed Secretary on September 19, 2013.

(2)        Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August14, 2012. He resigned as Secretary on September 19, 2013 but otherwise remains as an officer.

(3)        Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August14, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 29, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)
A total of 5,044,484 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 29, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

(31)		302 Certification
31.1	*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)		906 Certification
32.1	*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)	**	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number		Exhibit Description
(31)		302 Certification
31.1	*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)		906 Certification
32.1	*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)	**	Interactive Data File (Form 10-K/A for the Year Ended July 31, 2013)
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

*	(d) Filed herewith.
**
(e) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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