Form 10-Q
period 2014-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-06-23
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________  to _____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

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

5,044,484 common shares issued and outstanding as of June 23, 2014.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Nine Months ended April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the nine months ended April 30, 2014 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 AND 2013, AND THE PERIOD FROM
 DECEMBER 11, 2006 (INCEPTION) TO APRIL 30, 2014

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Company)

Page #

Balance Sheets as of April 30, 2014 (Unaudited) and July 31, 2013 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Nine Months ended April 30, 2014 and 2013, and the Period from December 11, 2006 (Inception) to April 30, 2014	6

Unaudited Statements of Cash Flows for the Nine Months ended April 30, 2014 and 2013, and the Period from December 11, 2006 (Inception) to April 30, 2014	7

Condensed Notes to Unaudited Interim Financial Statements	8-14

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$642	$-
Funds held in trust	-	5,015

Total Current Assets	642	5,015
Other Assets
Mineral rights and properties	1,755,010	1,715,010
Advance royalties	20,000	20,000

Total Other Assets	1,775,010	1,735,010

TOTAL ASSETS	$1,775,652	$1,740,025

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$-	$275
Accounts payable and accrued liabilities	49,477	31,154
Current portion of property option payable	225,000	225,000
Temporary loan	6,520	6,520
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Other advances	(50)	12,429
Advance - Coach Capital, LLC	30,000	30,000
Advance - Apollo	12,000	-
Advance from private placement	20,000	-
Convertible debt	50,000	-

Total Current Liabilities	468,684	381,115

Property option payable	1,389,000	1,375,000

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,044,484* shares issued and outstanding at April 30, 2014 and July 31, 2013	5,045	5,045
Additional paid-in-capital	392,980	392,980
Deficit accumulated during the development stage	(480,057)	(414,115)

Total Stockholders’ Deficiency	(82,032)	(16,090)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,775,652	$1,740,025

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Unaudited Statements of Operations

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		Dec 11, 2006 (Inception) Through April 30,
	2014	2013	2014	2013	2014
Revenue
Revenue	$-	$-	$-	$-		$-
Total Revenues	-	-	-	-		-

Mineral property expenditures	-	21,028	-	191,028		191,028
G&A expenses	18,914	17,909	65,942	128,904		223,962
Total Expenses	18,914	38,937	65,942	319,932		414,990

Loss from continuing operations	(18,914)	(38,937)	(65,942)	(319,932)		(414,990)
Gain (loss) from discontinued operations, net	-	-	-	-		(65,067)
Net Loss & Comprehensive Loss	$(18,914)	$(38,937)	$(65,942)	$(319,932)		$(480,057)

Basic net loss per share from continuing operations	$(0.0037)	$(0.0077)	$(0.0131)	$(0.0636)	$
Basic net loss per share from discontinued operations	$-	$-	$-	$-	$

Basic net loss per share for the period	$(0.0037)	$(0.0077)	$(0.0131)	$(0.0636)	$
Weighted average number of common shares outstanding	5,044,484 *	5,039,001 *	5,044,484 *	5,030,300 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Unaudited Statements of Cash Flows

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Dec 11, 2006 (inception) through April 30, 2014
Cash Flows from (used in) Operating Activities
Net loss	$(65,942)	$(319,932)	$(480,057)
Gain (loss) from discontinued operations	-	-	(65,067)
Loss from continuing operations	(65,942)	(319,932)	(414,990)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Funds held in trust	5,015	-	-
Accounts payables and accrued liabilities	18,323	10,507	49,477
Advance royalty payments payable	-	(20,000)	(20,000)

Net cash provided by (used) for operating activities	(42,604)	(329,425)	(445,580)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(26,000)	(115,010)	(141,010)

Net Cash used in Investing Activities	(26,000)	(115,010)	(146,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	-	370,025	398,025
Temporary loan	-	-	6,520
Proceeds from loan – third party	-	50,990	50,990
Advances from officers	-	200	24,747
Other advances	(12,479)	-	(50)
Advance – Coach Capital	-	30,000	30,000
Advance – Apollo	12,000	-	12,000
Advance from private placement	20,000	-	20,000
Proceeds from convertible debt	50,000	-	50,000

Net cash provided by financing activities	69,521	451,215	592,232

Net increase in cash and equivalents	917	6,780	642

Cash and equivalents at beginning of the period	(275)	-	-

Cash and equivalents at end of the period	$642	$6,780	$642

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$14,000	1,600,000	$1,614,000

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

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

On April 24, 2014, the previous Chief Executive Officer and Director, Ramzan Savji, resigned and Howard Siegel was appointed as the new Company President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

1.   ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Since inception to date, the Company has an accumulated deficit of $480,057.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next three months ending July 31, 2014.

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

d)        Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  As at April 30, 2014, cash and cash equivalents of $642 (July 31, 2013 - $(275)) was held as bank balance.

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

2.   SIGNIFICANT ACCOUNTING POLICIES – Continued

f)         Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars,which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $125 for the nine months ended April 30, 2014 (April 30, 2013 – loss of $2,288).

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

3.   MINERAL RIGHTS AND PROPERTIES – Continued

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

As of April 30, 2014, the Company has paid $20,000 the first year’s annual payment.  As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

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

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

5.   CAPITAL STOCK

a)         Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)         Share Issuances

From inception of the Company (Dec 11, 2006), to April 30, 2014, there are 5,044,484* common stock issued and outstanding:

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

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit.  Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment.  Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering is still open and has been extended to December 31, 2013. As of April 30, 2014, the advance of $20,000 for the private placement has been received by the Company but the common stock had not been issued yet.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

Northern Minerals & Exploration Ltd. (Formerly Punchline Resources Ltd.) (A Development Stage Company) Condensed Notes to Unaudited Interim Financial Statements April 30, 2014

6.   RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of April 30, 2014 (July 31, 2013 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. In the nine months ended April 30, 2014, $20,000 has been accrued to the officer (April 30, 2013 - $23,298). On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer. The officer has resigned.

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

On November 4, 2009, our former president and director transferred all of his 30,000,000 outstanding common shares to Michael Thiessen in a stock purchase agreement for $30,000. On September 7, 2012, Ramzan Savji, the succeeding director and officer, acquired 30,000,000 shares of our common stock from Mr. Thiessen for $30,000, triggering a change in control of our company. On April 24, 2014, Ramzan Savji resigned and Howard Siegel was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. As well, on April 24, 2014, Ramzan Savji sold 2,900,000 shares of our common stock to Ivan Webb for $29,000, representing approximately 57.48% of our issued and outstanding common stock, triggering a change in control of our company.

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

As of April 30, 2014, we have paid $20,000 for the first year annual payment.  As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet.  Three holes were drilled at Wonder and two at the Empress Mine.  No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2014, which are included herein.

Our operating results for the nine months ended April 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended April 30,
	2014		2013

Revenue	$	Nil	$	Nil
Mineral property expenditures	$	Nil		$191,028
General and administrative		$65,942		$128,904
Net Income (Loss)		$(65,942)		$(319,932)

For the nine months ended April 30, 2014, our net loss decreased by $253,990 as compared to the nine months ended April 30, 2013. Our net loss decreased in the current period as we did not incur the upfront expenditures on our new mineral property and new line of business that we had in the prior period ended April 30, 2013. Our net loss from inception on December 11, 2006 to April 30, 2014 was $480,057.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At April 30,	At July 31,
	2014	2013
Current Assets	$642	$5,015
Current Liabilities	$468,684	$381,115
Working Capital (Deficit)	$(468,042)	$(376,100)

Our total current assets as of April 30, 2014 were $642 as compared to total current assets of $5,015 as of July 31, 2013. The decrease was due to expenses being fully paid out of the Funds Held in Trust which now has a balance of $0. Our total current liabilities as of April 30, 2014 were $468,684 as compared to total current liabilities of $381,115 as of July 31, 2013. The increase in current liabilities was primarily attributed to issuance of convertible debt to a third party, an advance for private placement from a third party, as well as advances from a third party loan.

Cash Flows

	Nine Months Ended April 30,
	2014	2013
Net Cash Provided (Used) by Operating Activities	$(42,604)	$(329,425)
Net Cash Used by Investing Activities	$(26,000)	$(115,010)
Net Cash Provided by Financing Activities	$69,521	$451,215
Increase in Cash During the Period	$917	$6,780

Operating Activities

Cash used in operating activities was $42,604 for the nine months ended April 30, 2014. Cash used by operating activities was $329,425 for the nine months ended April 30, 2013 due to our new mining operations.

Investing Activities

Cash used by investing activities decreased from $115,010 for the nine months ended April 30, 2013 to $26,000 for the nine months ended April 30, 2014 due to higher initial payments towards the commitment to purchase mineral rights and properties in the prior period. However, as this option agreement was amended and restated in the current period, the aggregate cash fee payable to exercise the option increased by $40,000 in the nine months ended April 30, 2014.

Financing Activities

Cash provided by financing activities was $69,521 for the nine months ended April 30, 2014 primarily due to the issuance of convertible debt, an advance received for private placement, as well as advances from a third party loan. Cash provided by financing activities for the nine months ended April 30, 2013 was $451,215 due to the closing of private placement of common stock of the company.

We will require additional funds to fund our budgeted expenses over the next three months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2014, cash and cash equivalents of $642 (July 31, 2013 - $(275)) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $125 for the nine months ended April 30, 2014 (April 30, 2013 – loss of $2,288).

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

We have yet to establish any history of profitable operations. As at April 30, 2014, we have an accumulated deficit of $480,057 and a total stockholders’ deficiency of $82,032. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit.  Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment.  Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering is still open and has been extended to December 31, 2013. As of April 30, 2014, we have received the advance of $20,000 for the private placement but the common stock has not been issued yet.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the nine months ended April 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

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

10.2	Stock Purchase Agreement between our company, Ramzan Savji and Ivan Webb dated April 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)
10.3	Settlement Agreement between our company and Ramzan Savji dated April 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the Quarter Ended April 30, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(a) Filed herewith.
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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

/s/ Howard Siegel
Dated: June 23, 2014	Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2014	/s/ Howard Siegel
Howard Siegel
Director