Form 10-K/A
period 2013-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-07-17
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Explanatory Note

This Amendment (“Amendment”) to the Form 10-K/A of Northern Minerals & Exploration, Inc. (the “Registrant”) for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on June 10, 2014 (“Original Form 10-K/A”) is solely for the purpose of filing an updated report from the Registrant’s Independent Registered Public Accounting Firm addressing the restatement of the Registrant’s Statements of Cash Flows as filed in the Original Form 10-K/A as well as including additional Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to include the consent of George Stewart, CPA to incorporate by reference its report dated July 14, 2014 relating to the consolidated financial statements and schedule which appear in the Original Form 10-K/A.

No revisions are being made to the Registrant’s financial statements and this Amendment does not reflect events occurring after the filing of the Original Form 10-K/A, or modify or update the disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-K/A.

This Amendment is being filed solely to include the updated report from the Registrant’s Independent Registered Public Accounting Firm and to include Exhibit 23.1 and does not update any other exhibits as originally filed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K/A
Amendment No. 2

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
Water Tank
Mine
Silver Moon Mine
SLATE RIDGE
Dunfee Shaft
USMM 269
USLM 224
Mine
Wash
Tokop
Radio Tower
Tokop Well
Anderson Well
USLM 192
Alberto Mine
Rattlesnake Mine
Oriental Mine
T7S
T8S
EMPRESS PROJECT
USLM 222
Empress Mine
Corral
Courbet Mine
USLM 178
Big Blossom Mine
Frenchman Well
Gold Mountain
2485
Willow Spring
Well
4WD
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

/s/ George Stewart

Seattle, Washington
July 14, 2014

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

(23)		Consents
23.1	*	Consent of George Stewart, CPA
(31)		302 Certification
31.1	*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)		906 Certification
32.1	*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)	**	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number		Exhibit Description
(31)		302 Certification
31.1	*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)		906 Certification
32.1	*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)	**	Interactive Data File (Form 10-K/A for the Year Ended July 31, 2013)
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

*	(d) Filed herewith.
**
(e) Previously filed with the Registrant’s Amended Annual Report on Form 10-K/A for the fiscal year ended July 31, 2013, filed on June 10, 2014. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: July 17, 2014	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)