Form 10-K
period 2014-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-11-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

13,344,484 common shares issued and outstanding as of November 13, 2014.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2014

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Corporate History and Background

We were incorporated on December 11, 2006 under the laws of the State of Nevada.

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and nightclubs in the Seattle area, in the State of Washington. We acquired one Boxer that had been placed in Lynwood, Washington. However, the machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to on oil and gas and mineral exploration.

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

As of July 31, 2014, we have paid $20,000 in annual payments. As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

Winnemucca Mountain Property

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres.

The aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of our common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, our remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively). As of August 26, 2014, there has been exploration expenses totaling $20,000;
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, we are to:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);
b.	deliver to AHL Holdings and Golden Sands a notice of exercise of option and compliance certificate by December 31, 2019 (extended from December 31, 2018);
c.	deliver to AHL Holdings and Golden Sands technical reports by April 30, 2016 for the period ended December 31, 2015 (extended from September 15, 2014 and for the period July 1, 2014); and
d.	make the following payments to the AHL Holdings:

i.	$20,000 by April 1, 2013 (paid);
ii.	$10,000 by April 1, 2015 (extended from April 1, 2014);
iii.	$20,000 by April 1, 2016 (extended from April 1, 2015);
iv.	$20,000 by April 1, 2017 (extended from April 1, 2016); and
v.	$50,000 by each successive April 1 until production commences from the property.

As of July 31, 2014 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

Callahan County Shallow Oil Play

On July 7, 2014, we entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in an oil and gas lease known as the Callahan County Shallow Oil Play, which has 3 fully equipped wells, 1 injection well, production flow lines, injection flow line, Tank battery consisting of two 150 BBL tanks with separator, Injection system has a 150 BBL tank with Injection Pump, 8 un-drilled locations. We agreed to acquire a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

●	Bringing the existing three wells back into production (these three wells have been inactive since November 2012)
●	Conducting a H-5 pressure test on the injection well
●	Agreeing to drill two (2) new wells prior to August 1, 2015
●	Agreeing to drill six (6) new wells prior to August 1, 2016
●	Paying $25,000 in cash on or before October 1, 2014
●	Issuing to Grasshoppers or its designee(s) 5,000,000 restricted shares of the Company’s common stock
●	Enter into an Operating Agreement (A.A.P.L. Model Operating Form 610) with J.V. Rhyne, a licensed oil and gas operator in the State of Texas to operate the wells

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet.

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., we acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas. We agreed to acquire 60% of the working interest in this lease by conducting the following:

●	Preparing an independent geological report on the lease.
●	Agreeing to drill one (1) new well prior to August 1, 2015
●	Paying $15,000 in cash on or before October 1, 2014
●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement.

Mining Sector

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

Oil & Gas Sector

Competition

The petroleum industry is highly competitive. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration, and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

We compete with other exploration and early stage operating companies for financing from a limited number of investors prepared to make investments in junior companies exploring for conventional and unconventional oil and gas resources. The presence of competing oil and gas exploration companies, both major and independent, may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation, and the price of the investment offered to investors.

Governmental Regulation

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and natural gas industry. We have developed internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the oil and natural gas industry.

Pricing and Marketing of Natural Gas

In the US, historically, the sale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, or the NGA, the Natural Gas Policy Act of 1978, or the NGPA, and regulations promulgated thereunder by the Federal Energy Regulatory Commission, or the FERC. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, or the Decontrol Act. The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993 and sales by producers of natural gas are uncontrolled and can be made at market prices. The natural gas industry historically has been heavily regulated and from time to time proposals are introduced by Congress and the FERC and judicial decisions are rendered that impact the conduct of business in the natural gas industry. We cannot assure you that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

Pricing and Marketing of Oil

In the US, sales of crude oil, condensate and natural gas liquids are not regulated and are made at negotiated prices. Effective January 1,1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that allowed for an increase in the cost of transporting oil to the purchaser.

Royalties and Incentives

The royalty regime is a significant factor in the profitability of oil, natural gas and natural gas liquids production. In the US, all royalties are determined by negotiations between the mineral owner and the lessee.

Environmental

Like the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve natural resources and the environment. The recent trend in environmental legislation and regulation in the oil and natural gas industry is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, especially in wilderness areas with endangered or threatened plant or animal species; impose restrictions on construction, drilling and other exploration and production activities; regulate air emissions, wastewater and other production and waste streams from our operations; impose substantial liabilities for pollution that may result from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, compliance orders, and other enforcement actions. We are not aware of any material noncompliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements, however, given the complex regulatory requirements applicable to our operations, and the rapidly changing nature of environmental laws in our industry, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance, or remedy potential violations, could be significant. Our operations require permits and are regulated under environmental laws, and current or future noncompliance with such laws, as well as changes to existing laws or interpretations thereof, could have a significant impact on us, as well as the oil and natural gas industry in general.

Waste Disposal and Contamination Issues

The federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state laws may impose strict and joint and several liability on owners and operators of contaminated sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. Under these and other laws, the government, neighboring landowners and other third parties may recover the costs of responding to soil and groundwater contamination and threatened releases of hazardous substances, and seek recovery for related natural resources damages, personal injury and property damage. Some of our properties have been used for exploration and production activities for a number of years by third parties, and such properties could result in unknown cleanup liabilities for us.

The federal Resource Conservation and Recovery Act (the "RCRA") and comparable state statutes govern the management, storage, treatment and disposal of solid waste and hazardous waste and authorize imposition of substantial fines and penalties for noncompliance. Although RCRA classifies certain oil field wastes as "non-hazardous" (for example, the waters produced from hydraulic fracturing operations), such wastes could be reclassified as hazardous wastes in the future, thereby making them subject to more stringent handling and disposal requirements which could have a material impact on us.

Water Regulation

The federal Clean Water Act (the "CWA"), the federal Safe Drinking Water Act (the "SWDA") and analogous state laws restrict the discharge of wastewater and other pollutants into surface waters or underground wells and the construction of facilities in wetland areas without a permit. Federal regulations also require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. In addition, the Oil Pollution Act (the "OPA ") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed or considered under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us.

These and similar state laws also govern the management and disposal of produced waters from the extraction process. Currently, wastewater associated with oil and natural gas production is prohibited from being directly discharged to waterways and other waters of the U.S. While some of the wastewater is reused or re-injected, a significant amount still requires proper disposal. As a result, some wastewater is transported to third-party treatment plants. In October 2011, citing concerns that third-party treatment plants may not be properly equipped to handle wastewater from shale gas operations, the United States Environmental Protection Agency (the "EPA") announced that it will consider federal pre-treatment standards for these wastewaters. We cannot predict the EPA's future actions in this regard, but future regulation of our produced waters or other waste streams could have a material impact on us.

Air Emissions And Climate Change

The federal Clean Air Act ("CAA") imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In July 2011, the EPA published proposed New Source Performance Standards ("NSPS") and National Emissions Standards for Hazardous Air Pollutants ("NESHAPs") that would, if adopted, amend existing NSPS and NESHAP standards for oil and natural gas facilities and create new NSPS standards for oil and natural gas production, transmission and distribution facilities. Importantly, these standards would include standards for hydraulically fractured wells. The standards would apply to newly drilled and fractured wells as well as existing wells that are refractured. A court has directed the EPA to issue final rules by April 1, 2012. In a report issued in late 2011, the Shale Gas Production Subcommittee of the Department of Energy (the "DOE Shale Gas Subcommittee") called on the EPA to complete the rulemaking quickly and recommended expanding the shale gas emission sources to be covered by the new rules. The DOE Shale Gas Subcommittee also encouraged states to take similar action, and included several other recommendations for studying and reducing air emissions from shale gas production activities. Because the EPA's regulations have not yet been finalized, we cannot at this time predict the impact they may have on our financial condition or results of operation.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas ("GHG") emissions citing its authority under the CAA Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or "fracking") is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we may use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act ("SDWA"), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking's potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA's findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA's findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

Other federal agencies, including the DOE, the Department of Interior, and the US Congress, are also investigating the potential impacts of fracking. In addition, bills have been introduced in the US. Congress to amend the SWDA to allow the EPA to regulate the injection of fracking fluids, which could require our and similar operations to meet federal permitting and financial assurance requirements, adhere to certain construction and testing specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. In addition, the federal Bureau of Land Management is developing draft regulations that would require companies drilling on federal land to disclose details of chemical additives, test the integrity of wells and report on water use and waste management. In November 2011, the EPA announced that it would solicit public input on possible reporting requirements for chemicals used in fracking under the authority of the federal Toxic Substances Control Act.

States, which traditionally have been the primary regulators of exploration and production wells, are also considering or have recently adopted, or may in the future adopt, additional regulations governing fracking activities. For example, North Dakota recently adopted regulations, effective April 1, 2012, to require disclosure of the chemical components of hydraulic fracturing fluids. We believe that compliance with any new reporting requirements will not have a material adverse impact on us. Nonetheless, these disclosures could make it easier for third parties who oppose fracking to initiate legal proceedings based on allegations that chemicals used in fracking could contaminate groundwater.

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control ("UIC"). The EPA's current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA's future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements. Additionally, several cities in the State of Colorado voted in November 2013 to ban or restrict fracking activities within their city limits.

Research and Development Expenditures

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

As of July 31, 2014 we have two employees, consisting of our two officers, Roger Autrey and Howard Siegel. Mr. Autrey was appointed Secretary on September 19, 2013. Prior to the Mr. Autrey’s appointment, Ramzan Savji was a director and President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary. Mr. Savji resigned as Secretary on September 19, 2013. Mr. Siegel was appointed as the sole director on April 23, 2014. Mr. Siegel was appointed as President, Chief Executive Officer, Chief Financial Officer, and Treasurer on April 24, 2014, at which time, Mr. Savji resigned.

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

We have yet to establish any history of profitable operations. As at July 31, 2014, we have an accumulated deficit of $510,407 and a total stockholders’ equity of $248,868. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2014 and 2013, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended July 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing oil and gas and mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

Risks Associated With Our Mining Industry

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

●	estimation of reserves;
●	anticipated metallurgical recoveries;
●	future gold and silver prices; and
●	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

●	unanticipated changes in grade and tonnage of material to be mined and processed;
●	unanticipated adverse geotechnical conditions;
●	incorrect data on which engineering assumptions are made;
●	costs of constructing and operating a mine in a specific environment;
●	availability and cost of processing and refining facilities;
●	availability of economic sources of power;
●	adequacy of water supply;
●	adequate access to the site;
●	unanticipated transportation costs;
●	government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
●	fluctuations in metal prices; and
●	accidents, labor actions and force majeure events.

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

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

●	the identification of potential economic mineralization based on superficial analysis;
●	the quality of our management and our geological and technical expertise; and
●	the capital available for exploration and development.

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

Risks Associated With Our Oil & Gas Industry

A substantial or extended decline in oil and natural gas prices or demand for oil and gas products may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy.

The price we receive for our oil and natural gas production will heavily influence our revenue, profitability, access to capital, and future rate of growth. Recent extremely high prices have affected the demand for oil and gas products, and that demand has declined on a worldwide basis. If the decline in demand continues, the ability to command higher prices for oil and gas products will be endangered. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, and the revenue we will receive, depend on numerous factors beyond our control. These factors include the following:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries ("OPEC") and other organizations and government entities;
●	the price and quantity of imports of foreign oil and natural gas;
●	political conditions and events worldwide, including rules concerning production and environmental protection, and political instability in countries with significant oil production such as the Congo and Venezuela, all affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the short and long term levels of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting the exploitation for oil and gas, and related advances for energy consumption; and
●	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues but may also reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices is likely to materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We plan to conduct exploration, exploitation and production operations, which present additional unique operating risks.

There are additional risks associated with oil and gas investment which involve production and well operations and drilling. These risks include, among others, substantial cost overruns and/or unanticipated outcomes that may result in uneconomic projects or wells. Cost overruns could materially reduce the funds available to the Company, and cost overruns are common in the oil and gas industry. Moreover, drilling expense and the risk of mechanical failure can be significantly increased in wells drilled to greater depths and where one is more likely to encounter adverse conditions such as high temperature and pressure.

We may not be able to control operations of the wells we acquire.

We may not be able to acquire the operations for properties that we invest in. As a result, we may have limited ability to exercise influence over the operations for these properties or their associated costs. Our dependence on another operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

●	the timing and amount of capital expenditures;
●	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel;
●	the operator's expertise and financial resources;
●	approval of other participants in drilling wells; and
●	selection of technology.

We may not be successful in identifying or developing recoverable reserves.

Our future success depends upon our ability to acquire and develop oil and gas reserves that are economically recoverable. Proved reserves will generally decline as reserves are depleted, except to the extent that we can replace those reserves by exploration and development activities or acquisition of properties containing proved reserves, or both. In order to increase reserves and production, we must undertake development, exploration, drilling and recompletion programs or other replacement activities. Our current strategy includes increasing our reserve base through development, exploitation, exploration and acquisition. There can be no assurance that our planned development and exploration projects or acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economical values in terms of their finding and development costs. Furthermore, while our revenues may increase if oil and gas prices increase significantly, finding costs for additional reserves have increased during the last few years. It is possible that product prices will decline while the Company is in the middle of executing its plans, while costs of drilling remain high. There can be no assurance that we will replace reserves or replace our reserves economically.

Our future oil & gas activities may not be successful.

Oil and gas activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain, and the cost associated with these activities has risen significantly during the past year. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services. Our future oil and gas activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

Our operations are subject to risks associated with drilling or producing and transporting oil and gas.

Our operations are subject to hazards and risks inherent in drilling or producing and transporting oil and gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties.

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Texas, we could be materially and adversely affected because our operations and properties are concentrated in Texas at the present time.

Compliance with government regulations may require significant expenditures.

Our business is subject to federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of oil and gas, as well as safety matters. Although we will attempt to conduct due diligence concerning standard compliance issues, there is a heightened risk that our target properties are not in compliance because of lack of funding. We may be required to make significant expenditures to comply with governmental laws and regulations that may have a material adverse effect on our financial condition and results of operations. Even if the properties are in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and are subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental regulations and costs of remediation could have a material adverse effect on our operations.

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on our operations. The discharge of oil, gas or other pollutants into the air, soil, or water may give rise to significant liabilities on our part to the government and third parties, and may require us to incur substantial costs of remediation. We will be required to consider and negotiate the responsibility of the Company for prior and ongoing environmental liabilities. We may be required to post or assume bonds or other financial guarantees with the parties from whom we purchase properties or with governments to provide financial assurance that we can meet potential remediation costs. There can be no assurance that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operation and financial condition or that material indemnity claims will not arise against us with respect to properties acquired by us.

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

●	the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;
●	the replacement of expensing intangible drilling and development costs in the year incurred with an amortization of those costs over several years;
●	the elimination of the deduction for certain domestic production activities; and
●	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

We operate in a highly competitive environment.

We operate in the highly competitive areas of oil and gas exploration, development, acquisition and production with other companies. In seeking to acquire desirable producing properties or new leases for future exploration, and in marketing our oil and gas production, we face intense competition from both major and independent oil and gas companies. If any of these competitors have financial and other resources substantially in excess of those available to us. Our inability to effectively compete in this environment could materially and adversely affect our financial condition and results of operations.

The producing life of oil and gas wells is uncertain, and production will decline.

It is not possible to predict the life and production of any oil and gas wells with accuracy. The actual life could differ significantly from that anticipated. Sufficient oil or natural gas may not be produced for investors to receive a profit or even to recover their initial investments. In addition, production from the Company's oil and natural gas wells, if any, will decline over time, and current production does not necessarily indicate any consistent level of future production. A production decline may be rapid and irregular when compared to a well's initial production.

Our lack of diversification will increase the risk of an investment in us, as our financial condition may deteriorate if we fail to diversify.

Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate. The Company has a limited number of potential revenue generating properties. These properties historically had revenue derived from the sale of natural gas and oil. Therefore, the price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual, or our inability to attract suitably qualified staff could materially adversely impact our business.

We may not be able to establish substantial oil operations or manage our growth effectively, which may harm our profitability.

Our strategy envisions establishing and expanding our oil business. If we fail to effectively establish sufficient oil operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

●	meet our capital needs;
●	expand our systems effectively or efficiently or in a timely manner;
●	allocate our human resources optimally
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

To develop our business, it will be necessary for us to establish business relationships, which may take the form of joint ventures with private parties and contractual arrangements with other unconventional oil companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

An increase in royalties payable may make our operations unprofitable.

Any development project of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory royalty regime. There can be no assurance that governments will not adopt a new royalty regime that will make capital expenditures uneconomic or that the royalty regime currently in place will remain unchanged.

Hydraulic fracturing, the process used for releasing oil and natural gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

Recently there has been increasing public and regulatory attention focused on the potential environmental impact of hydraulic fracturing (or "fracking") operations. This process, which involves the injection of water, sand and certain additives deep underground to release natural gas, natural gas liquids and oil deposits, is part of our proposed future operations and future regulation of these activities could have a material adverse impact on our business, financial condition and results of operations.

Various government agencies, political representatives and public interest groups have raised concerns about the potential for fracking to lead to groundwater contamination, and various regulatory and legislative measures have been proposed or adopted at the federal, state and local level to study or monitor related concerns, to regulate well operations and related production and waste streams, or to ban fracking entirely. For example, various states and federal regulatory authorities require or are considering requiring public disclosure of the chemicals contained in fracking fluids, and testing and monitoring obligations relating to well integrity and operation. North Dakota, a state in which we conduct operations, recently amended its current regulations to require additional pollution control equipment at well sites and enhanced emergency response procedures in addition to other measures designed to reduce potential environmental impacts. In 2011, the EPA announced its intention to consider pre-treatment standards for produced waters that are sent to third party wastewater treatment plants.

In addition, bills have been proposed in the US. Congress to allow the EPA to regulate the injection of fracking fluids under the federal Safe Drinking Water Act, which could require hydraulic fracturing operations to meet federal permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The proposed legislation also would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators are considering additional requirements related to seismic safety. Other concerns have been raised regarding water usage, air emissions (including greenhouse gas emissions) and waste disposal, and certain jurisdictions have imposed moratoria on fracking operations while the potential impacts are studied. The EPA, Congress and other government representatives continue to investigate the impacts of fracking, and additional studies and regulatory or legislative initiatives are possible.

Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, and/or state levels, exploration and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay or curtail the development of conventional and unconventional oil and natural gas resources including development of shale formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR OIL & GAS INDUSTRY

Exploration for petroleum and gas products is inherently speculative. There can be no assurance that we will ever establish commercial discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Some of our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

There are numerous uncertainties inherent in estimating quantities of conventional and unconventional oil and gas resources, including many factors beyond our control and no assurance can be given that expected levels of resources or recovery of oil and gas will be realized. In general, estimates of recoverable oil and gas resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain, and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable unconventional oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Prices and markets for oil and gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our proposed business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the Canadian, US. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports, and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil and natural gas could have a material adverse effect on us. For example, market fluctuations of oil prices may render uneconomic the extraction of oil and gas.

All of these factors are beyond our control and can result in a high degree of price volatility not only in crude oil and natural gas prices, but also fluctuating price differentials between heavy and light grades of crude oil, which can impact prices for our crude oil. Oil and natural gas prices have fluctuated widely in recent years, and we expect continued volatility and uncertainty in crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices could affect the value of our crude oil and gas properties and the level of spending on growth projects, and could result in curtailment of production on some properties. Accordingly, low crude oil prices in particular could have an adverse impact on our financial condition and liquidity and results of operations.

Existing environmental regulations impose substantial operating costs which could adversely effect our business.

Environmental regulation affects nearly all aspects of our operations. These regulatory regimes are laws of general application that apply to us in the same manner as they apply to other companies and enterprises in the energy industry. Conventional and unconventional oil extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and county laws and regulations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material.

We expect future changes to environmental legislation, including anticipated legislation for air pollution and greenhouse gases that will impose further requirements on companies operating in the energy industry. Changes in environmental regulation could have an adverse effect on us from the standpoint of product demand, product reformulation and quality, methods of production and distribution and costs, and financial results. For example, requirements for cleaner-burning fuels could cause additional costs to be incurred, which may or may not be recoverable in the marketplace. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. Management anticipates capital expenditures and operating expenses could increase in the future as a result of the implementation of new and increasingly stringent environmental regulations.

Abandonment and reclamation costs are unknown and may be substantial.

Certain environmental regulations govern the abandonment of project properties and reclamation of lands at the end of their economic life, the costs of which may be substantial. A breach of such regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Changes in the granting of governmental approvals could raise our costs and adversely affect our business.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiration. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Amendments to current laws and regulations governing our proposed operations could have a material adverse impact on our proposed business.

Our business will be subject to substantial regulation under state and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of unconventional oil and related products and other matters. Amendments to current laws and regulations governing operations and activities of conventional and unconventional oil extraction operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the unconventional oil industry generally will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

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

Trading in our common shares on the OTC is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC under the stock symbol “NMEX”. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

As of July 31, 2014, we owned or had lease on the following properties:

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

As of July 31, 2014, the Company has paid $20,000 for the first year annual payment and incurred $150,000 in work expenditures.

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
SLATE RIDGE
Dunfee Shaft
USMM 269
Water Tank
Mine
Silver Moon Mine
Tokop
Radio Tower
Tokop Well
Anderson Well
USLM 224
Mine
USLM 192
Alberto Mine
Rattlesnake Mine
Oriental Mine
T7S
T8S
Hanging Mesa
EMPRESS PROJECT
USLM 222
Empress Mine
Corral
Courbet Mine
Big Blossom Mine
USLM 178
Frenchman Well
Gold Mountain
Wash
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
0 1 2 3 4 5 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Ownership Interest

On September 7, 2012 we entered into a Mineral Lease Agreement with MinQuest, Inc. Pursuant to the terms of the Agreement, MinQuest, Inc., has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments of $20,000 and commit to the following work expenditures:

●	$150,000 spent in the first year;
●	$200,000 spent in the second year;
●	$250,000 spent in the third year;
●	$300,000 spent in the fourth year;
●	$350,000 spent in the fifth year;
●	$400,000 in the sixth year; and
●	$650,000 in the seventh year.

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

Winnemucca Mountain Property

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013, August 26, 2013 and July 30, 2014) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the company acquired an option to purchase a revised 80%, in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Properties in Humboldt County, Nevada. The Winnemucca Mountain Property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres. As consideration our company is required to make cash and share payments and complete work expenditures.

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

Ownership Interest

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres. As consideration to earn an 80% interest, the company is required to make cash and share payments and complete work expenditures.

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

The aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of our common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, our remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively). As of August 26, 2014, there has been exploration expenses totaling $20,000;
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, we are to:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);
b.	deliver to AHL Holdings and Golden Sands a notice of exercise of option and compliance certificate by December 31, 2019 (extended from December 31, 2018);
c.	deliver to AHL Holdings and Golden Sands technical reports by April 30, 2016 for the period ended December 31, 2015 (extended from September 15, 2014 and for the period July 1, 2014); and
d.	make the following payments to the AHL Holdings:

i.	$20,000 by April 1, 2013 (paid);
ii.	$10,000 by April 1, 2015 (extended from April 1, 2014);
iii.	$20,000 by April 1, 2016 (extended from April 1, 2015);
iv.	$20,000 by April 1, 2017 (extended from April 1, 2016); and
v.	$50,000 by each successive April 1 until production commences from the property.

As of July 31, 2014 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

Callahan County Shallow Oil Play

Location and Access

The location of the 60 acre lease (known as the “Isenhower”) is approximately 3 miles southeast of the community of Putnam, Texas located on the eastern side of Callahan County which is east approximately 30 miles of the city of Abilene, Texas. Access to the lease is excellent with good access to county roads and lease roads. The terrain is rolling hills with no abnormal location or access problems.

Ownership Interest

On July 7, 2014, our company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in an oil and gas lease in the Callahan County Shallow Oil Play, which has 3 fully equipped wells, 1 injection well, production flow lines, injection flow line, Tank battery consisting of two 150 BBL tanks with separator, Injection system has a 150 BBL tank with Injection Pump, 8 un-drilled locations. We agreed to acquire a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

●	Bringing the existing three wells back into production (these three wells have been inactive since November 2012)
●	Conducting a H-5 pressure test on the injection well
●	Agreeing to drill two (2) new wells prior to August 1, 2015
●	Agreeing to drill six (6) new wells prior to August 1, 2016
●	Paying $25,000 in cash on or before October 1, 2014
●	Issuing to Grasshoppers or its designee(s) 5,000,000 restricted shares of the Company’s common stock
●	Enter into an Operating Agreement (A.A.P.L. Model Operating Form 610) with J.V. Rhyne, a licensed oil and gas operator in the State of Texas to operate the wells

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet.

History of Operations

Initial production was discovered to the west of the lease in the Cook/Hope Sandstone (less than 500 feet) during the mid 1950’s. Production was first established on the lease in 1957. The most recent well drilled on the lease was in 1996. The lease has four wells completed in the Cook Sandstone. Three of the wells are equipped to produce and one well is equipped for an injection well. In addition to the four wells currently on the lease the initial discovery wells drilled in 1957 were plugged in the late 1980’s. The lease has been inactive since November 2012. Recent activity on the adjoining leases has renewed the interest in placing the wells back into production.

The offsetting leases on the north and west sides of the lease have had 25 new wells drilled on it within the past nine months to complement the existing wells on those leases. This activity on the adjoining leases is part of a petroleum engineered re-pressuring water-flood program. The target for the re-pressuring water-flood program is the Cook/Hope sandstone at less than 500 feet which is noted to have excellent porosity and permeability.

The lease is poised in an excellent position to receive benefit from the re-pressuring of the Cook/Hope Sandstone by the operator on the adjoining leases to the north and west sides of the leased acreage. This re-pressuring may significantly improve the production rates on the lease which could have a dramatic effect on the revenues generated from the existing wells and any new wells drilled on the lease. To complement the re-pressuring on program planned on the adjoining leases the Company’s lease has its own approved and permitted saltwater injection well that was recently tested and witnessed by a representative of the RRC.

Geology

The Cook/Hope Sandstone is the principle producing formation on this acreage being classed in the Callahan County Regular for its field name. The Cook Sandstone is a shallow formation (at approximately 450 feet) with proven production with excellent porosity and permeability. Existing wells provide sufficient well control, which provides evidence that the Cook Sandstone is present on the acreage. Using well spacing allowed by the Texas Railroad Commission for the Cook/Hope Sandstone formation (2.5 acres per location) would yield at least 8 additional drilling locations on the acreage. Initial production from new wells is expected to be between 9 and 11 barrels per day per well.

●	Field Name – Callahan County Regular
●	Excellent Fluorescence
●	Excellent porosity & permeability
●	Longevity (more than 30 years)
●	Approximate debt ranges from 440 – 480 feet (depending on surface elevation)
●	Gravity of the crude is 32 degree

Present Conditions and Plan of Exploration

The lease acquired by the Company is currently not producing and has not produced since November 2012. The Company’s plan is to re-work all three of the wells to place them back into production and drill three (3) new wells during 2015. The wells to be re-worked are the Isenhower #1, #1B & #2B and the saltwater injection well Isenhower #9.

Callahan/Eastland Mississippi Reef Play

Location and Access

The location of the 220 acre lease (known as the (“Jane Rhyne”) is approximately 4 miles southwest of the town site of Scranton, Texas. The lease is basically near the county line of Callahan and Eastland Counties which is southeast approximately 40 miles of the city of Abilene, Texas. Access to the lease is excellent with good access to county roads and lease roads. The terrain is relatively flat and sandy with no abnormal location or access problems.

Ownership Interest

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., our company acquired a working interest in a second oil and gas lease, which is located near the Callahan and Eastland County line in Central Texas. We agreed to acquire 60% of the working interest in this lease by conducting the following:

●	Preparing an independent geological report on the lease.
●	Agreeing to drill one (1) new well prior to August 1, 2015
●	Paying $15,000 in cash on or before October 1, 2014
●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement.

History of Operations

During the mid 1950’s a well was drilled in the northwest corner of the lease which encountered hydrocarbons but was not considered commercial at that time and was subsequently plugged and abandoned.

During the early 1980’s two wells were drilled and completed on the east side of the lease. These wells were completed in the Cross Cut, a known prolific producing formation in the area. The depth of the Cross Cut is approximately 1,500 feet. These wells became marginal producers and were subsequently plugged and abandoned.

This area is primarily operated by small local oil and gas operators because of its multiple formations that are know to be productive.

Geology

The lease lies along the west flank and near the apex of the Bend Arch, a regional flexture that separates the Midland Basin to the west and the Fort Worth Basin to the East.

This lease is situated in an area with Mississippi Reef discoveries. A number of notable Mississippi Reef discoveries have been located using 2D seismic in this area. One of these Mississippi Reef discoveries has produced over 128,000 barrels of oil and 140 MMCF of natural gas in less than 10 years and is still producing 21 barrels and 50 MCF per day. A 2D seismic survey has been conducted on this leased acreage reflecting an anomaly of interest, copy of which the Company is seeking to acquire.

While the Mississippi Reef is the primary target there are four (4) other productive formations known to produce in the immediate area of the acreage and the possibility of three (3) other formations that are also known to produce in the area. Of particular interest is the Cross Cut formation which was productive on the east side of the lease and could have potential on other parts of the acreage.

Present Conditions and Plan of Exploration

The Company plans for the next years operations is to prepare a gelogical report on the lease, conduce or acquire seismic covering the acreage, and drill one well prior to August 1, 2015. The principle target for the lease is the Mississippi Reef however multiple other formations are known to carry commercial hydrocarbons within the immediate area.

Index of Oil & Gas Abbreviations

INDEX

ABBREVIATION	DEFINITION
BBL	Barrel of oil, 42 US standard gallons
MCF	Thousand Cubic Feet of natural Gas
MMCF	Million Cubic Feet of natural gas
RRC	Railroad Commission of Texas, regulatory authority for governing the operations of oil and gas activities

Index of Geologic Terms

INDEX

TERM	DEFINITION
Aplite	a light-colored fine-grained igneous rock
Basalt	basalt is a dark gray to black, dense to finely grained igneous rock that is the result of lava eruptions. Basalt flows are noneruptive, voluminous, and characterized by relatively low viscosity.
Breccias	a coarse-grained sedimentary rock made of sharp fragments of rock and stone cemented together by finer material. Breccia is produced by volcanic activity or erosion, including frost shattering.
Biotite	a black, dark brown, or green silicate mineral of the mica group.
Equigranular	a material composed chiefly of crystals of similar orders of magnitude to one another.
Hornfels	(a) a fine-grained metamorphic rock composed of silicate minerals and formed through the action of heat and pressure on shale.
Igneous	(b) describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth's surface.
Lithologic	(c) the gross physical character of a rock or rock formation
Monzonite	a visibly crystalline, granular igneous rock composed chiefly of equal amounts of two feldspar minerals, plagioclase and orthoclase, and small amounts of a variety of colored minerals.
Plutonic	a mass of intrusive igneous rock that has solidified underground by the crystallization of magma.
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties. Use: electronics, gems.
Silica	silicon dioxide found naturally in various crystalline and amorphous forms, e.g. quartz, opal, sand, flint, and agate. Use: manufacture of glass, abrasives, concrete.

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

For the Fiscal Year Ended July 31, 2014	High	Low
Quarter ended July 31, 2014	$0.285	$0.07
Quarter ended April 30, 2014	$0.18	$0.04
Quarter ended January 31, 2014	$0.12	$0.05
Quarter ended October 31, 2013	$0.15	$0.05

For the Fiscal Year Ended July 31, 2013
Quarter ended July 31, 2013	$0.27	$0.064
Quarter ended April 30, 2013	$03.70	$0.10
Quarter ended January 31, 2013	$3.60	$0.70
Quarter ended October 31, 2012	$16.20	$0.70

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

HOLDERS

As of November 13, 2014, there were approximately 14 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 13, 2014, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 30, 2014, we issued 1,250,000 shares of our common stock to Golden Sands in reliance on the exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that Golden Sands represented to our company that it is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Private Placement of Units

Effective July 31, 2014 we issued 900,000 units at a price of $0.05 per unit ($45,000 in the aggregate) to 5 investors. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.15. We issued 200,000 units to 2 non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended, and 700,000 units to 3 U.S. persons in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective July 31, 2014 we issued 250,000 units of our common stock at a price of $.08 per unit ($20,000 in the aggregate) to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.15.

Subsequent to July 31, 2014, effective October 28, 2014 we issued 900,000 units of our common stock at a price of $0.05 per unit ($45,000 in the aggregate) to 3 investors. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.15. We issued 400,000 of these units to 3 non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended, and 500,000 units to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2014 to the same period in 2013. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2014. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2014, which are included herein.

Our operating results for the years ended July 31, 2014 and 2013 are summarized as follows:

	Year Ended July 31,
	2014		2013
Revenue	$	Nil	$	Nil
Mineral property expenditures		$(5,000)		$(191,028)
General and administrative		$(91,292)		$(158,020)
Gain (Loss) from discontinued operations	$	Nil		$42,256
Net Income (Loss)		$(96,292)		$(306,792)

For the year ended July 31, 2014, we had a net loss of $96,292 as compared to the net loss of $306,792 for the year ended July 31, 2013. Our net loss was much higher in the previous year ended July 31, 2013 primarily due to expenditures on our new mineral properties as well as one time start up expenses related to our new line of business. Our net loss from inception on December 11, 2006 to July 31, 2014 was $510,407.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At July 31,	At July 31,
	2014	2013
Current Assets	$35,400	$5,015
Current Liabilities	$515,292	$381,115
Working Capital (Deficit)	$(479,892)	$(376,100)

Our total current assets as of July 31, 2014 were $35,400 as compared to total current assets of $5,015 as of July 31, 2013. The increase was primarily due to cash received in exchange for convertible debt. Our total current liabilities as of July 31, 2014 were $515,292 as compared to total current liabilities of $381,115 as of July 31, 2013. The increase in current liabilities was attributed to issuance of convertible debt as well as the payable created from the interest in the new oil and gas lease.

Cash Flows

	Year Ended July 31,
	2014	2013
Net Cash Used by Operating Activities	$(25,876)	$(319,647)
Net Cash Used by Investing Activities	$(368,750)	$(115,010)
Net Cash Provided by Financing Activities	$430,301	$434,382
Decrease in Cash During the Year	$35,400	$(275)

Operating Activities

Cash used by operating activities went from $319,647 for the year ended July 31, 2013 to cash used of $25,876 for the year ended July 31, 2014 due to the start of our new mining operations in the prior year.

Investing Activities

Cash used by investing activities increased from $115,010 for the year ended July 31, 2013 to $368,750 for the year ended July 31, 2014 due to the entry of a commitment to purchase working interest in certain oil and gas leases and properties.

Financing Activities

Cash provided by financing activities was $430,301 for the year ended July 31, 2014 and $434,382 for the year ended July 31, 2013 due to the closing of private placement of common stock of the company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2014, we had cash and cash equivalents of $35,400 (July 31, 2013 - $(275)).

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $148 for the year ended July 31, 2014 (July 31, 2013 - $2,288).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013, AND THE PERIOD FROM

DECEMBER 11, 2006 (INCEPTION) TO JULY 31, 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

(FORMERLY PUNCHLINE RESOURCES LTD.)

(A Development Company)

Page #

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of July 31, 2014 and July 31, 2013	F-2

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to July 31, 2014	F-3

Statements of Changes in Stockholders’ Deficiency for the Years ended July 31, 2014 and 2013 and the Period from December 11, 2006 (Inception) to July 31, 2014	F-4

Statements of Cash Flows for the Years ended July 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to July 31, 2014	F-7

Notes to Financial Statements	F-8 - F-13

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northern Minerals and Exploration LTD.

I have audited the accompanying balance sheets of Northern Minerals and Exploration LTD. (An Exploration Stage Company) as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2014 and 2013 and for the period from December 11 2006 (inception), to July 31, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals and Exploration LTD., (An Exploration Stage Company) as of July 31, 2014 and 2013, and the results of its operations and cash flows for the years ended July 31, 2014 and 2013 and the period from December 11, 2006 (inception), to July 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

November 12, 2014

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

ASSETS

	July 31,	July 31,
	2014	2013
	(Audited)	(Audited)
Current Assets
Cash	35,400	-
Funds held in trust	$-	$5,015
Total Current Assets	35,400	5,015
Other Assets
Mineral rights and properties	2,096,260	1,715,010
Advance royalty payments	20,000	20,000
Total Other Assets	2,116,260	1,735,010

TOTAL ASSETS	$2,151,660	$1,740,025

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdrafts	$-	$275
Accounts payable and accrued liabilities	56,555	31,154
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	40,000	-
Temporary loan	3,000	6,520
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Other advances	-	12,429
Advance - Coach Capital, LLC	30,000	30,000
Convertible debt	85,000	-
Total Current Liabilities	515,292	381,115

Property option payable	1,387,500	1,375,000

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,344,484* shares issued and outstanding at July 31, 2014; 5,044,484* shares issued and outstanding at July 31, 2013	13,345	5,045
Additional paid-in-capital	745,930	392,980
Deficit accumulated during the development stage	(510,407)	(414,115)
Total Stockholders’ Equity (Deficiency)	248,868	(16,090)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,151,660	$1,740,025

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Audited Consolidated Statements of Operations

	Year Ended	Year Ended	Inception through
	July 31,	July 31,	July 31,
	2014	2013	2014

Revenue
Revenue	$-	$-	$-
Total Revenues	-	-	-

Mineral property expenditures	5,000	191,028	196,028
G & A expenses	91,292	158,020	249,312
Total Expenses	96,292	349,048	445,340

Loss from continuing operations	(96,292)	(349,048)	(445,340)
Gain (loss) from discontinued operations, net	-	42,256	(65,067)
Net Loss and Comprehensive Loss	$(96,292)	$(306,792)	$(510,407)

Basic net loss per share from continuing operations	$(0.0177)	$(0.0693)
Basic net loss per share from discontinued operations	$(0.0000)	$(0.0084)

Basic net loss per share for the period	$(0.0177)	$(0.0609)
Weighted average number of common shares outstanding	5,439,005 *	5,033,875 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Audited Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
From December 11, 2006 (Inception) through July 31, 2014

				Deficit Accum.
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock *	Amount	Capital	Stage	Total
Balance, December 11, 2006	-	$-	$-	$-	$-
Stock issued for cash on February 22, 2007 @ $0.001 per share	3,000,000	$3,000			$3,000
Stock issued for cash on March 15, 2007 @ $0.001 per share	1,500,000	$1,500	$13,500		$15,000
Stock issued for cash on May 9, 2007 @ $0.001 per share	500,000	$500	$9,500		$10,000
Net loss, July 31, 2007				(482)	(482)
Balance, July 31, 2007	5,000,000	$5,000	$23,000	$(482)	$27,518
Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	5,000,000	$5,000	$23,000	$(32,905)	$(4,905)
Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	5,000,000	$5,000	$23,000	$(54,569)	$(26,569)
Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	5,000,000	$5,000	$23,000	$(118,693)	$(90,693)
Net loss, July 31, 2011				(113,969)	(113,969)
Balance, July 31, 2011	5,000,000	$5,000	$23,000	$(232,662)	$(204,662)
Net gain, July 31, 2012				125,339	125,339
Balance, July 31, 2012	5,000,000	$5,000	$23,000	$(107,323)	$(79,323)
Stock issued for cash on September 12, 2012 @ $11.90* per share	16,807	$17	$199,983		$200,000
Stock issued for cash on September 27, 2013 @ $0.001 per share	10,000	$10	$-		$10
Stock issued for cash on October 2, 2013 @ $15.50* per share	9,677	$10	$149,990		$150,000
Stock issued for cash on April 2, 2013 @ $2.502* per share	8,000	$8	$20,007		$20,015
Net loss, July 31, 2013				(306,792)	$(306,792)
Balance, July 31, 2013	5,044,484	$5,045	$392,980	$(414,115)	$(16,090)
Stock issued for cash on July 7, 2014 @ $0.05 per share	6,000,000	$6,000	294,000		300,000
Stock issued for cash on July 31, 2014 @ $0.001 per share	1,250,000	$1,250	-		1,250
Stock issued for cash on July 31, 2014 @ $0.05 per share	800,000	$800	$39,200		40,000
Stock issued for cash on July 31, 2014 @ $0.08 per share	250,000	$250	$19,750		20,000
Net loss, July 31, 2014				(96,292)	$(96,292)
Balance, July 31, 2014	13,344,484	$13,345	$745,930	$(510,407)	$248,868

* Reflects the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD. PUNCHLINE RESOURCES LTD. (A Development Stage Company) Audited Consolidated Statements of Cash Flows

	Year Ended July 31, 2014	Year Ended July 31, 2013	December 11, 2006 (inception) through July 31, 2014
Cash Flows from (used in) Operating Activities
Net loss	$(96,292)	$(306,792)	$(510,407)
Gain (loss) from discontinued operations	-	42,256	(65,067)
Loss from continuing operations	(96,292)	(349,048)	(445,340)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Funds held in trust	5,015	(5,015)	-
Accounts payables and accrued liabilities	25,401	12,160	56,555
Advance royalty payments payable	-	(20,000)	(20,000)
Oil & gas lease payable	40,000	-	40,000
Net cash used for operating activities	(25,876)	(319,647)	(428,852)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(368,750)	(115,010)	(483,760)
Net Cash provided by (used in) Investing Activities	(368,750)	(115,010)	(488,760)

Cash Flows from (used in) Financing Activities
Sale of common stock	361,250	370,025	759,275
Temporary loan	(3,520)	-	3,000
Proceeds from loan – third party		50,990	50,990
Advances from officers	-	(29,062)	24,747
Other advances	(12,429)	12,429	-
Advance – Coach Capital	-	30,000	30,000
Proceeds from convertible debt	85,000	-	85,000
Net cash provided by financing activities	430,301	434,382	953,012

Net increase (decrease) in cash and equivalents	35,675	(275)	35,400

Cash and equivalents at beginning of the period	(275)	-	-
Cash and equivalents at end of the period	$35,400	$(275)	$35,400

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$12,500	1,600,000	$1,612,500

The accompanying notes are an integral part of these financial statements.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

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

On April 24, 2014, the previous Chief Executive Officer and Director, Ramzan Savji, resigned and Howard Siegel was appointed as the new Company President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.

The Company was originally started as a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and night clubs in the Seattle area, in the State of Washington. The Company had acquired one Boxer that had been placed in Lynwood, Washington. The machine was de-commissioned as it needed material repairs. As sufficient capital could not be secured for these repairs, management decided to change the Company’s business focus to oil and gas mineral exploration.

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company has acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

Effective September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013, August 26, 2013 and July 30, 2014) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County in Nevada.

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in two oil and gas leases located in Texas.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $510,407. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2015.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

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

d)           Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2014, cash and cash equivalents of $35,400 (July 31, 2013 - $(273)) was held as bank balance.

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

July 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES – Continued

f)            Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $148 for the year ended July 31, 2014 (July 31, 2013 – loss of $2,288).

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

Empress Property

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease the Company 100% of the exploration and mining rights to the Empress Property. As consideration, the Company is required to provide annual payments of $20,000 and commit to the following work expenditures:

●	$150,000 spent in the first year;
●	$200,000 spent in the second year;
●	$250,000 spent in the third year;
●	$300,000 spent in the fourth year;
●	$350,000 spent in the fifth year;
●	$400,000 in the sixth year; and
●	$650,000 in the seventh year.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

3. MINERAL RIGHTS AND PROPERTIES – Continued

MinQuest will also retain a 3% net smelter royalty in the event that the Company enters mineral production on the Empress Property. If the Company is unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of July 31, 2014, the Company has paid $20,000 the first year’s annual payment. As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

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

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

3. MINERAL RIGHTS AND PROPERTIES – Continued

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, our remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively). As of August 26, 2014, there has been exploration expenses totaling $20,000;
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, we are to:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);
b.	deliver to AHL Holdings and Golden Sands a notice of exercise of option and compliance certificate by December 31, 2019 (extended from December 31, 2018);
c.	deliver to AHL Holdings and Golden Sands technical reports by April 30, 2016 for the period ended December 31, 2015 (extended from September 15, 2014 and for the period July 1, 2014); and
d.	make the following payments to the AHL Holdings:

i.	$20,000 by April 1, 2013 (paid);
ii.	$10,000 by April 1, 2015 (extended from April 1, 2014);
iii.	$20,000 by April 1, 2016 (extended from April 1, 2015);
iv.	$20,000 by April 1, 2017 (extended from April 1, 2016); and
v.	$50,000 by each successive April 1 until production commences from the property.

As of July 31, 2014 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31,

3. MINERAL RIGHTS AND PROPERTIES – Continued

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in two oil and gas leases located in Texas.

The first lease, known as the Callahan County Shallow Oil Play, has 3 fully equipped wells, 1 injection well, production flow lines, injection flow line, Tank battery consisting of two 150 BBL tanks with separator, Injection system has a 150 BBL tank with Injection Pump, 8 un-drilled locations. The Company has agreed to acquire a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

●	Bringing the existing three wells back into production (these three wells have been inactive since November 2012)

●	Conducting a H-5 pressure test on the injection well

●	Agreeing to drill two (2) new wells prior to August 1, 2015

●	Agreeing to drill six (6) new wells prior to August 1, 2016

●	Paying $25,000 in cash on or before October 1, 2014

●	Issuing to Grasshoppers or its designee(s) 5,000,000 restricted shares of the Company’s common stock

●	Enter into an Operating Agreement (A.A.P.L. Model Operating Form 610) with J.V. Rhyne, a licensed oil and gas operator in the State of Texas to operate the wells

The total consideration that the Company must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. On July 15, 2014, a payment of $5,000 was made to J.V. Rhyne.

The second oil & gas lease, know as the Callahan/Eastland Mississippi Reef Play, is located near the Callahan and Eastland County line in Central Texas. The Company has agreed to acquire 60% of the working interest in this lease by conducting the following:

●	Preparing an independent geological report on the lease.

●	Agreeing to drill one (1) new well prior to August 1, 2015

●	Paying $15,000 in cash on or before October 1, 2014

●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that the Company must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement.

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

On July 10, 2014, a further $35,000 was received by the same unrelated party under the same terms.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31,

4. CONVERTIBLE DEBT – Continued

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

b) Share Issuances

From inception of the Company (Dec 11, 2006), to July 31, 2014, there are 13,344,484* common stock issued and outstanding:

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

On December 6, 2013, a private placement of common stock with warrant was issued for $20,000. The offering consists of units (“Units”) at $0.08 per Unit. Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one half of one common share purchase warrant (each whole warrant a “Warrant”) subject to adjustment. Each whole Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below. The whole Warrants will be exercisable for 12 months following the Closing at $0.15 per share. The offering closed on December 31, 2013. On July 31, 2014, 250,000 common stock was issued. The whole warrants will now be exercisable for 12 months following the July 31, 2014 issuance date.

On July 7, 2014, 5,000,000 shares of common stock were issued as part of the compensatory terms of the Terms of Farm-out Agreement to acquire a working interest in an oil and gas lease entered into by the Company.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Notes to Financial Statements

July 31,

5. CAPITAL STOCK – Continued

On July 7, 2014, 1,000,000 shares of common stock were issued as part of the compensatory terms of the Terms of Farm-out Agreement to acquire a working interest in an oil and gas lease entered into by the Company.

On July 31, 2014 pursuant to the closing of a private placement, 400,000 shares of common stock at a purchase price of $0.05 per share was issued for proceeds of $20,000 that had been advanced.

On July 31, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On July 31, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On July 31, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On July 31, 2014 1,250,000 share of common stock were issued as required as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6. RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of July 31, 2014 (July 31, 2013 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of this agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. In the year ended July 31, 2014, $20,000 has been accrued to the officer (July 31, 2013 - $30,798). On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer. The officer has resigned.

7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after July 31, 2014 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

ITEM 9B. OTHER INFORMATION

Changes in Control of the Registrant

On April 24, 2014 Ramzan Savji entered into a Stock Purchase Agreement with Ivan Webb pursuant to which Mr. Savji sold to Mr. Webb 2,900,000 shares of our common stock in consideration of $29,000. The securities sold represent approximately 21.73% of our issued and outstanding capital stock as at the date of this report. The funds paid to Mr. Savji in consideration of the shares were Mr. Webb’s personal funds. Mr. Webb is a U.S. resident and citizen.

Pursuant to the terms of the Farm-out Agreement dated July 7, 2014 to acquire a working interest in two oil and gas leases, 6,000,000 shares of common stock was issued to Grasshoppers Unlimited Inc. on July 31, 2014. The securities represent 44.96% of our issued and outstanding capital stock as at the date of this report triggering a change in control of our company.

We have no other change of control arrangements in place.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	69	CEO, CFO, President, Treasurer and Director	April 24, 2014
Roger Autrey	55	Secretary	September 19, 2013
Ramzan Savji	64	CEO, CFO, President, Secretary, Treasurer and Director *	August 14, 2012

* Mr. Savji resigned from office and our board of directors effective April 24, 2014.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Howard Siegel

Howard Siegel was appointed to our Board of Directors on April 23, 2014 and appointed as our President, Chief Executive Officer, Chief Financial Officer and Treasurer on April 24, 2014.

Howard Siegel is an attorney licensed to practice law in the State of Texas and has been a practicing attorney for over 40 years. He holds a law degree from St. Mary’s University Law School. Mr. Siegel’s law practice includes tax, real estate, and corporate law matters. He previously worked for the Internal Revenue Service, Tenneco, Inc., The Superior Oil Company and Bracewell & Patterson. He has served as a Director in public and private corporations, including Hondo Minerals, Inc., Australian Canadian Oil Royalties, Ltd., and Syndication, Inc. Mr. Siegel is 69 years of age and resides in Houston, Texas.

Our company believes that Mr. Siegel’s professional background, management and corporate governance experience give him the qualifications and skills necessary to serve as principal officer and as a director of our company.

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

We believe that Mr. Autrey's professional background, and business and operational experience give him the qualifications and skills necessary to serve as Secretary of our company. Mr. Autrey was appointed on September 19, 2013.

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

Mr. Savji resigned on April 24, 2014. The resignation was not a result of any disagreement with the Company regarding our operations, policies, practices or otherwise.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;
●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2014 and 2013; and
●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Howard Siegel(1) President, Chief Financial Officer, Chief Executive Officer and Treasurer	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Roger Autrey(2) Secretary	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Ramzan Savji(3) President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2014 2013 2012 2011	20,000 30,798 N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A

Michael Thiessen(4) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Howard Siegel was appointed as the sole director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014.

(2)	Roger Autrey was appointed Secretary on September 19, 2013.

(3)	Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012. He resigned as Secretary on September 19, 2013 and fully as an officer and director on April 24, 2014.

(4)	Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012.

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

On April 23, 2014, Howard Siegel was appointed as our sole director. On April 24, 2014, Mr. Siegel was further appointed as our President, Chief Financial Officer, Chief Executive Officer and Treasurer. Mr. Siegel does not receive compensation for his services.

On September 19, 2013, Roger Autrey was appointed as Secretary. Mr. Autrey does not receive compensation for his services.

On August 15, 2012, we entered into a consulting agreement with Ramzan Savji, whereby Mr. Savji agreed to provide services as chief executive officer, president and sole director of our company. In consideration for agreeing to provide such services, we had agreed to pay Mr. Savji a salary of $2,500 per month during the term of the consulting agreement in addition to $7,500 as an initial payment for the first three (3) months of services performed by Mr. Savji. On September 19, 2013, Mr. Savji resigned as Secretary and on April 24, 2014, Mr. Savji resigned from office. Pursuant to the Settlement Agreement, we have agreed to pay to Mr. Savji a lump sum of $20,000 in full consideration of outstanding compensation payable to him pursuant to his consulting agreement with the company. Late payment will be subject to a $2,500 monthly penalty until the $20,000 is paid in full.

On March 2, 2010, we entered into an independent contractor agreement under which compensation of $8,000 per month was to be paid to perform services to Michael Thiessen for a period of one year. The agreement was continued on a month-to-month basis. However in the year ended July 31, 2012, $232,000 being the whole amount of the related service fee from March 2, 2010, has been written off and the Mr. Thiessen provided a release from all liabilities owed on September 7, 2012, subsequent to his resignation on August 14, 2012.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 13, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Grasshoppers Unlimited Inc.	N/A	Common stock, $0.001 par value	6,000,000	44.96%
Golden Sands Exploration Inc.	N/A	Common stock, $0.001 par value	1,250,000	9.37%
Ivan Webb	N/A	Common stock, $0.001 par value	2,900,000	21.73%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 13,344,484 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 13, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with one director, Howard Siegel. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2014 and for the fiscal year ended July 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2014 $	July 31, 2013 $
Audit Fees	11,300	10,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	11,300	10,300

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws

3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)

(10)	Material Contracts

10.1	Amended and Restated Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated August 26, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on August 29, 2013)

10.2	Stock Purchase Agreement between our company, Ramzan Savji and Ivan Webb dated April 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)

10.3	Settlement Agreement between our company and Ramzan Savji dated April 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)

10.4	Terms of Farm-Out Agreement between our company and Grasshoppers Unlimited Inc. dated July 7, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on July 22, 2014)

10.5	Amended and Restated Option Agreement between our company, AHL Holdings Ltd. and Golden Sands Exploration Inc. dated July 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 3, 2014)

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2014)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 13, 2014	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary

