Form 10-Q
period 2014-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2014-12-22
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

16,144,484 common shares issued and outstanding as of December 22, 2014.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Three Months ended October 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three months ended October 31, 2014 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013, AND THE PERIOD FROM

DECEMBER 11, 2006 (INCEPTION) TO OCTOBER 31, 2014

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

(FORMERLY PUNCHLINE RESOURCES LTD.)

(A Development Company)

Page #

Balance Sheets as of October 31, 2014 (Unaudited) and July 31, 2014 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to October 31, 2014	6

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2014 and 2013, and the Period from December 11, 2006 (Inception) to October 31, 2014	7

Condensed Notes to Unaudited Interim Financial Statements	8-16

Unaudited Interim Consolidated Balance Sheets

Dollar figures in USD.

	10/31/2014		07/31/2014
Statement of Financial Position
Current Assets
Cash	15,364		35,400
Funds Held in Trust	-		-
Total Current Assets	15,364		35,400
Other Assets
Mineral Rights and Properties	2,366,260		2,096,260
Advance royalty payments	20,000		20,000
Total Other Assets	2,386,260		2,116,260
TOTAL ASSETS	2,401,624		2,151,660

Current Liabilities
Accounts payable and accrued liabilities	26,990		56,555
Current portion of property option payable	225,000		225,000
Oil & Gas Lease Payable	31,500		40,000
Temporary loan	-		3,000
New loan - Third party	50,990		50,990
Advances from Officers	24,747		24,747
Advance - Coach Capital, LLC	30,000		30,000
Convertible Debt	85,000		85,000
Total Current Liabilities	474,227		515,292
Other Liabilities
Property Option Payable	1,463,250		1,387,500
Total Other Liabilities	1,463,250		1,387,500
Stockholders’ Equity
Common stock	16245	[1]	13345	[1]
Additional paid-in-capital	1,008,030		745,930
Deficit accumulated during the development stage	(560,128)		(510,407)
Total Stockholders’ Deficiency	464,147		248,868
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,401,624		2,151,660

[1] Common stock, $0.001 par value, 75,000,000 shares authorized;

16,244,484* shares issued and outstanding at October 31, 2014

13,344,484* shares issued and outstanding at July 31, 2014

Unaudited Interim Consolidated Statement of Operations

Dollar figures in USD.

	08/01/2014 to 10/31/2014	08/01/2013 to 10/31/2013	12/11/2006 to 10/31/2014
Income Statement
Revenues
Revenues	-	-	-
Total Revenues	-	-	-

Expenses
Mineral property expenditures	5,000	-	201,028
General and administrative expense	44,721	23,047	294,033
Total Expenses	49,721	23,047	495,061

Loss from continuing operations	(49,721)	(23,047)	(495,061)
Gain (loss) from discontinued operations, net	-	-	(65,067)
Net Loss and Comprehensive Loss for the Period	(49,721)	(23,047)	(560,128)

Basic earnings (loss) per share from continuing operations	-0.0036	-0.0046
Basic earnings (loss) per share from discontinued operations	0.0000	0.0000

Basic earnings (loss) per share for the period	-0.0036	-0.0046

Basic weighted average shares outstanding	13,637,962	5,044,484

Unaudited Interim Consolidated Statement of Cash Flows

Dollar figures in USD.

	08/01/2014 to 10/31/2014	08/01/2013 to 10/31/2013	12/11/2006 to 10/31/2014
Statement of Cash Flows
Cash Flows from (used in) Operating Activities
Net (loss)	(49,721)	(23,047)	(560,128)
Gain (loss) from discontinued operations	-	-	(65,067)
Loss from continuing operations	(49,721)	(23,047)	(495,061)
Depreciation of vending equipment	-	-	5,000
Funds held in trust	-	5,015	-
Increase (decrease) in Accounts payable and accrued liabilities	(29,565)	(2,761)	26,990
Advance royalty payments payable	-	-	(20,000)
Oil & gas lease payable	(8,500)	-	31,500
Net cash used for operating activities	(87,786)	(20,793)	(516,638)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(194,250)	(20,000)	(678,010)
Net Cash provided by (used in) Investing Activities	(194,250)	(20,000)	(683,010)

Cash Flows from (used in) Financing Activities
Sale of common stock	265,000	-	1,024,275
Repayment of temporary loan	(3,000)	-	-
Proceeds from new loan - third party	-	-	50,990
Advances from executive officers	-	-	24,747
Advance from Coach Capital	-	(8,894)	30,000
Proceeds from issuance of convertible debt	-	50,000	85,000
Net cash provided by financing activities	262,000	41,106	1,215,012
Net increase (decrease) in cash and equivalents	(20,036)	313	15,364
Cash and equivalents at beginning of the period	35,400	(275)	-
Cash and equivalents at end of the period	15,364	38	15,364

Supplemental cash flow information:
Non-cash Activities
Committed advances for mineral rights and properties options	-	20,000	1,612,500

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a Nevada corporation incorporated on December 11, 2006 under the name Punchline Entertainment, Inc. On August 22, 2012, the Company’s board of directors approved an agreement and plan of merger to effect a name change of the Company from Punchline Entertainment, Inc. to Punchline Resources Ltd. On July 12, 2013, the stockholders approved an amendment to change the name of the Company from Punchline Resources Ltd. to Northern Mineral & Exploration Ltd. FINRA approved the name change on August 13, 2013.

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

On September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company has acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property (lease now terminated).

Effective September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013, August 26, 2013 and July 31, 2014) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County in Nevada.

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in two oil and gas leases located in Texas.

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in two oil and gas leases located in Texas.

On October 14, 2014, the Company entered into a Terms of Farm-Out Agreement with Cooper Basin Oil & Gas Inc. to acquire a working interest in two oil and gas leases both located in Coleman County, Texas.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The financial statements should be read in conjunction with the Company’s July 31, 2014 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $560,128. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2015.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2014, cash and cash equivalents of $15,364 (July 31, 2014 - $35,400) was held as bank balance.

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

October 31, 2014

2. SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $735 for the three months ended October 31, 2014 (October 31, 2013 – gain of $125).

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

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

3. MINERAL RIGHTS AND PROPERTIES

Winnemucca Mountain Property

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres.

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

Effective July 30, 2014, the Company entered into an amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, the remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our Company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively);
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, the Company will:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

3. MINERAL RIGHTS AND PROPERTIES – Continued

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

As of October 31, 2014 the Company has paid $182,750 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

Callahan County Shallow Oil Play

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in an oil and gas lease known as the Callahan County Shallow Oil Play, which has 3 fully equipped wells, 1 injection well, production flow lines, injection flow line, Tank battery consisting of two 150 BBL tanks with separator, Injection system has a 150 BBL tank with Injection Pump, 8 un-drilled locations. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

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

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas. The Company agreed to acquire 60% of the working interest in this lease by conducting the following:

●	Preparing an independent geological report on the lease.
●	Agreeing to drill one (1) new well prior to August 1, 2015

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

3. MINERAL RIGHTS AND PROPERTIES – Continued

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

Coleman County Multiple Oil & Gas Play

On October 14, 2014, the Company entered into a Terms of Farm-Out Agreement with Cooper Basin Oil & Gas Inc. to acquire a working interest in two oil and gas leases both located in Coleman County, Texas.

The lease, known as the Coleman County Multiple Oil & Gas Play, has 3 fully equipped wells, production flow lines, gas meter connections. Tank battery consisting of two 210 BBL tanks with separator, The Company has agreed to acquire a 67.5% working interest in the lease including the existing wells and equipment by doing the following:

●	Re-Work and place back into production two wells
●	Re-Complete the third well and place into production
●	Pay $50,000 in cash
●	Issue to Cooper or its designee(s) 2,000,000 restricted shares of the Company’s common stock

The total consideration that the Company must pay to acquire the 67.5% working interest is estimated at $336,000, which amount includes all work requirements, and common stock valued at $0.10 based upon our current share price of $0.11 as at October 14, 2014. The Net Revenue Interest is 50.625% and consists of approximately 206.5 acres, more or less, in Coleman County, Texas. This lease has no depth limit.

Empress Property

Prior to the Winnemucca Mountain Property, on September 7, 2012 the Company entered into a mineral lease agreement with MinQuest, Inc. Pursuant to the terms of the agreement, the Company acquired 100% of the exploration and mining rights to 58 unpatented mining claims in Esmeralda County, Nevada approximately 26 miles south of Goldfield in the Tokop mining district for a period of 20 years known as the Empress Property.

As of October 31, 2014, the Company has paid $20,000 the first year’s annual payment. As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

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

From inception of the Company (Dec 11, 2006), to October 31, 2014, there are 16,244,484* common stock issued and outstanding:

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

October 31, 2014

5. CAPITAL STOCK – Continued

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

On July 31, 2014 1,250,000 shares of common stock were issued as required as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

On October 1, 2014 pursuant to the closing of a private placement, 200,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $10,000 was issued.

On October 1, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On October 1, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On October 1, 2014 pursuant to the closing of a private placement, 100,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On October 20, 2,000,000 shares of common stock were issued as part of the compensatory terms of the Terms of Farm-out Agreement to acquire a working interest in an oil and gas lease entered into by the Company.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6. RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of October 31, 2014 (July 31, 2014 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2014

6. RELATED PARTY TRANSACTIONS – Continued

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the three months ended October 31, 2014, and additional $12,500 (October 31, 2013 - $7,500) was accrued to the officer as the full amount of the outstanding compensation owed plus monthly compensation from April to August 2014 was paid on August 28, 2014. The officer has resigned. As of October 31, 2014, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

7. SUBSEQUENT EVENTS

Subsequent to October 31, 2014, share certificate #1173 for 100,000 common shares of the Company to Robert Wyllie was cancelled.

The Company evaluated all events or transactions that occurred after October 31, 2014 up through the date these financial statements were available for issuance. With the exception of the above, during this period, the Company did not have any other material recognizable subsequent events.

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

Effective July 30, 2014, we entered into an amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, our remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively);
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, we are to:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);
b.	deliver to AHL Holdings and Golden Sands a notice of exercise of option and compliance certificate by December 31, 2019 (extended from December 31, 2018);
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

As of October 31, 2014 the Company has paid $182,750 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

Coleman County Multiple Oil & Gas Play

On October 14, 2014, we entered into a Terms of Farm-Out Agreement with Cooper Basin Oil & Gas Inc. to acquire a working interest in two oil and gas leases both located in Coleman County, Texas.

The lease, known as the Coleman County Multiple Oil & Gas Play, has 3 fully equipped wells, production flow lines, gas meter connections. Tank battery consisting of two 210 BBL tanks with separator, The Company has agreed to acquire a 67.5% working interest in the lease including the existing wells and equipment by doing the following:

●	Re-Work and place back into production two wells
●	Re-Complete the third well and place into production
●	Pay $50,000 in cash
●	Issue to Cooper or its designee(s) 2,000,000 restricted shares of the Company’s common stock

The total consideration that we must pay to acquire the 67.5% working interest is estimated at $336,000, which amount includes all work requirements, and common stock valued at $0.10 based upon our current share price of $0.11 as at October 14, 2014 . The Net Revenue Interest is 50.625% and consists of approximately 206.5 acres, more or less, in Coleman County, Texas. This lease has no depth limit.

Empress Property

Prior to our interest in Winnemucca Mountain Property, on September 7, 2012, we entered into a mineral lease agreement with MinQuest. Pursuant to the terms of the agreement, MinQuest has agreed to lease us 100% of the exploration and mining rights to the Empress Property. As consideration, we are required to provide annual payments and commit work expenditures.

MinQuest will also retain a 3% net smelter royalty in the event that we enter mineral production on the Empress Property. If we are unable to fulfill any of the commitments set out above, the mineral lease agreement will terminate and all property rights will revert back to MinQuest.

As of October 31, 2014, we have paid $20,000 in annual payments. As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2014, which are included herein.

Our operating results for the three months ended October 31, 2014 and 2013 are summarized as follows:

	Three Months Ended October,
	2014		2013
Revenue	$	Nil	$	Nil
Mineral property expenditures		$5,000	$	Nil
General and administrative		$44,721		$23,047
Net Income (Loss)		$(49,721)		$(23,047)

For the three months ended October 31, 2014, we had a net loss of $49,721 as compared to the net loss of $23,047 for the three months ended October 31, 2013. Our net loss was much higher in the current three months ended October 31, 2014 primarily due to Management Consulting expense as required by our increased operations. Our net loss from inception on December 11, 2006 to October 31, 2014 was $560,128.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At July 31,
	2014	2014
Current Assets	$15,364	$35,400
Current Liabilities	$474,227	$515,292
Working Capital (Deficit)	$(458,863)	$(479,892)

Our total current assets as of October 31, 2014 were $15,364 as compared to total current assets of $35,400 as of July 31, 2014. The decrease was due to paying out expenses that had been previously accrued and sitting in Accounts Payable. Our total current liabilities as of October 31, 2014 were $474,227 as compared to total current liabilities of $515,292 as of July 31, 2014. The decrease in current liabilities was, again, primarily due to the pay down of Accounts Payable as well as pay down of Oil & Lease Payable.

Cash Flows

	Three Months Ended October 31
	2014	2013
Net Cash Used by Operating Activities	$(87,786)	$(20,793)
Net Cash Used by Investing Activities	$(194,250)	$(20,000)
Net Cash Provided by Financing Activities	$262,000	$41,106
Increase (Decrease) in Cash During the Period	$(20,036)	$313

Operating Activities

Cash used in operating activities was $87,786 for the three months ended October 31, 2014. Cash used by operating activities was $20,793 for the three months ended October 31, 2013 due to pay down of Accounts Payable in the current three month period that had been accrued in previous periods.

Investing Activities

Cash used by investing activities increased from $20,000 for the three months ended October 31, 2013 to $194,250 for the three months ended October 31, 2014 due to payments to purchase another Oil & Gas Lease in the current three month period ended October 31, 2014.

Financing Activities

Cash provided by financing activities was $262,000 for the three months ended October 31, 2014 primarily due to the issuance of common stock of the Company. Cash provided by financing activities for the three months ended October 31, 2013 was $41,106 due to issuance of convertible debt. This was offset partially by repayment of an advance.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2014, cash and cash equivalents of $15,364 (July 31, 2014 - $35,400) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $735 for the three months ended October 31, 2014 (October 31, 2013 – gain of $125).

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

We have yet to establish any history of profitable operations. As at October 31, 2014, we have an accumulated deficit of $560,128 and a total stockholders’ deficiency of $464,147. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective October 20, 2014, we issued 2,000,000 shares of our common stock to Cooper Basin Oil & Gas Inc. in reliance on the exemption provided in Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that Cooper Basin represented to our company that it is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Private Placement of Units

Effective October 1, 2014, we issued 900,000 units of our common stock at a price of $0.05 per unit ($45,000 in the aggregate) to 4 investors. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.15. We issued 400,000 of these units to 3 non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended, and 500,000 units to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the three months ended October 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(10)	Material Contracts
10.1	Amended and Restated Option Agreement between Northern Minerals & Exploration Ltd. and AHL Holdings Ltd. and Golden Sands Exploration Inc. dated July 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 3, 2014)
10.2	Terms of Farm-Out Agreement between Northern Minerals & Exploration Ltd. and Cooper Basin Oil & Gas Inc. dated October 14, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2014)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(a) Filed herewith.
**	(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 22, 2014	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary