Form 10-Q
period 2015-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2015-03-23
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

16,144,484 common shares issued and outstanding as of March 23, 2015.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Six Months ended January 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six months ended January 31, 2015 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014, AND THE PERIOD FROM

DECEMBER 11, 2006 (INCEPTION) TO JANUARY 31, 2015

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

(FORMERLY PUNCHLINE RESOURCES LTD.)

(A Development Company)

Page #

Balance Sheets as of January 31, 2015 (Unaudited) and July 31, 2014 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2015 and 2014, and the Period from December 11, 2006 (Inception) to January 31, 2015	6

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2015 and 2014, and the Period from December 11, 2006 (Inception) to January 31, 2015	7

Condensed Notes to Unaudited Interim Financial Statements	8-16

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Balance Sheets

	January 31,	July 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$7,402	$35,400
Prepaid Expenses	6,250	-

Total Current Assets	13,652	35,400
Other Assets
Mineral rights and properties	2,316,260	2,096,260
Advance royalties	20,000	20,000

Total Other Assets	2,336,260	2,116,260

TOTAL ASSETS	$2,349,912	$2,151,660

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	32,863	56,555
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	16,500	40,000
Temporary loan	-	3,000
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Advance - other	5,000	-
Advance - Coach Capital, LLC	30,000	30,000
Convertible debt	85,000	85,000

Total Current Liabilities	470,100	515,292

Property option payable	1,457,450	1,387,500

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
16,144,484* shares issued and outstanding at January 31, 2015
13,344,484* shares issued and outstanding at July 31, 2014	16,145	13,345
Additional paid-in-capital	1,003,130	745,930
Deficit accumulated during the development stage	(596,913)	(510,407)

Total Stockholders’ Deficiency	422,362	248,868

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,349,912	$2,151,660

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
(FORMERLY PUNCHLINE RESOURCES LTD.)
(A Development Stage Company)
Unaudited Statements of Operations

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		Dec 11, 2006 (Inception) Through January 31,
	2015	2014	2015	2014	2015
Revenue
Revenue	$-	$-	$-	$-		$-
Total Revenues	-	-	-	-		-

Mineral property expenditures	700	-	5,700	-		201,728
G&A expenses	36,085	23,981	80,806	47,028		330,118
Total Expenses	36,875	23,981	86,506	47,028		531,846

Loss from continuing operations	(36,785)	(23,981)	(86,506)	(47,028)		(531,846)
Gain (loss) from discontinued operations, net	-	-	-	-		(65,067)
Net Loss & Comprehensive Loss	$(36,875)	$(23,981)	$(86,506)	$(47,028)		$(596,913)

Basic net loss per share from continuing operations	$(0.0023)	$(0.0048)	$(0.0058)	$(0.0093)	$
Basic net loss per share from discontinued operations	$-	$-	$-	$-	$

Basic net loss per share for the period	$(0.0023)	$(0.0048)	$(0.0058)	$(0.0093)	$
Weighted average number of common shares outstanding	16,145,571 *	5,044,484 *	15,011,332 *	5,044,484 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD. (FORMERLY PUNCHLINE RESOURCES LTD.) (A Development Stage Company) Unaudited Statements of Cash Flows

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014	Dec 11, 2006 (inception) through January 31, 2015
Cash Flows from (used in) Operating Activities
Net loss	$(86,506)	$(47,028)	$(596,913)
Gain (loss) from discontinued operations	-	-	(65,067)
Loss from continuing operations	(86,506)	(47,028)	(531,846)
Adjustments made to reconcile net loss to net cash from Operating activities
Depreciation of vending equipment	-	-	5,000
Funds held in trust	-	5,015	-
Prepaid expenses	(6,250)		(6,250)
Accounts payables and accrued liabilities	(23,692)	11,159	32,863
Advance royalty payments payable	-		(20,000)
Oil & gas lease payable	(23,500)		16,500

Net cash provided by (used) for operating activities	(139,948)	(30,854)	(568,800)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-	(5,000)
Purchase of mineral rights and properties	(150,050)	(26,000)	(633,810)

Net Cash used in Investing Activities	(150,050)	(26,000)	(638,810)

Cash Flows from (used in) Financing Activities
Sale of common stock	260,000	-	1,019,275
Repayment of temporary loan	(3,000)	-	-
Proceeds from loan – third party	-	-	50,990
Advances from officers	-	-	24,747
Other advances	5,000	(12,429)	5,000
Advance from Coach Capital	-		30,000
Advance from private placement	-	20,000	-
Proceeds from convertible debt	-	50,000	85,000

Net cash provided by financing activities	262,000	57,571	1,215,012

Net increase in cash and equivalents	(27,998)	717	7,402

Cash and equivalents at beginning of the period	35,400	(275)	-

Cash and equivalents at end of the period	$7,402	$442	$7,402

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$-	14,000	$1,612,500

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2015

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

January 31, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $596,913. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2015.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2015, cash and cash equivalents of $7,402 (July 31, 2014 - $35,400) was held as bank balance.

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

January 31, 2015

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $377 for the six months ended January 31, 2015 (January 31, 2015 – gain of $125).

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

January 31, 2015

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

January 31, 2015

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

As of January 31, 2015 the Company has paid $188,550 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $201,728 for exploration expenditures as required by the amended and restated agreement.

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

January 31, 2015

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

As of January 31, 2015, the Company has paid $20,000 the first year’s annual payment. As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2015

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

From inception of the Company (Dec 11, 2006), to January 31, 2015, there are 16,144,484* common stock issued and outstanding:

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

January 31, 2015

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

On November 1, 2014, 100,000 shares of common stock that were purchased at $0.05 per share for total proceeds of $5,000 were cancelled. The $5,000 has been reclassed as an advance to the Company.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6. RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of January 31, 2015 (July 31, 2014 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Northern Minerals & Exploration Ltd.

(Formerly Punchline Resources Ltd.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2015

6. RELATED PARTY TRANSACTIONS – Continued

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the six months ended January 31, 2015, an additional $12,500 (January 31, 2014 - $15,000) was accrued to the officer as the full amount of the outstanding compensation owed plus monthly compensation from April to September 2014. The officer has resigned. As of January 31, 2015, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2015 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

As of January 31, 2015 the Company has paid $188,550 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $201,728 for exploration expenditures as required by the amended and restated agreement.

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

As of January 31, 2015, we have paid $20,000 in annual payments. As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2015, which are included herein.

Our operating results for the six months ended January 31, 2015 and 2014 are summarized as follows:

	Six Months Ended January,
	2015		2014
Revenue	$	Nil	$	Nil
Mineral property expenditures		$5,700	$	Nil
General and administrative		$80,806		$47,028
Net Income (Loss)		$(86,506)		$(47,028)

For the six months ended January 31, 2015, we had a net loss of $86,506 as compared to the net loss of $47,028 for the six months ended January 31, 2014. Our net loss was much higher in the current six months ended January 31, 2015 primarily due to Consulting, Filing fees, and Travel as required by our increased operations. Our net loss from inception on December 11, 2006 to January 31, 2015 was $596,913.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At January 31,	At July 31,
	2015	2014
Current Assets	$13,652	$35,400
Current Liabilities	$470,100	$515,292
Working Capital (Deficit)	$(456,448)	$(479,892)

Our total current assets as of January 31, 2015 were $13,652 as compared to total current assets of $35,400 as of July 31, 2014. The decrease was due to paying out expenses that had been previously accrued and sitting in Accounts Payable partly offset by Prepaid filing fees. Our total current liabilities as of January 31, 2015 were $470,100 as compared to total current liabilities of $515,292 as of July 31, 2014. The decrease in current liabilities was, again, primarily due to the pay down of Accounts Payable as well as pay down of Oil & Lease Payable.

Cash Flows

	Six Months Ended January 31
	2015	2014
Net Cash Used by Operating Activities	$(139,948)	$(30,854)
Net Cash Used by Investing Activities	$(150,050)	$(26,000)
Net Cash Provided by Financing Activities	$262,000	$57,571
Increase (Decrease) in Cash During the Period	$(27,998)	$717

Operating Activities

Cash used in operating activities was $30,854 for the six months ended January 31, 2014. Cash used by operating activities was 139,948 for the six months ended January 31, 2015 due to pay down of Accounts Payable in the current six month period as well as pay down of the Oil and Gas Lease payable

Investing Activities

Cash used by investing activities increased from $26,000 for the six months ended January 31, 2014 to $150,050 for the six months ended January 31, 2015 related to payments of the Oil & Gas Lease.

Financing Activities

Cash provided by financing activities was $262,000 for the six months ended January 31, 2015 primarily due to the issuance of common stock of the Company. Cash provided by financing activities for the six months ended January 31, 2014 was $57,571 due to issuance of convertible debt. This was offset partially by repayment of an advance.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2015, cash and cash equivalents of $7,402 (July 31, 2014 - $35,400) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $377 for the six months ended January 31, 2015 (January 31, 2014 – gain of $125).

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

We have yet to establish any history of profitable operations. As at January 31, 2015, we have an accumulated deficit of $596,913 and a total stockholders’ deficiency of $422,362. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the six months ended January 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 23, 2015	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary