Form 10-Q
period 2015-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2015-06-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1301 Avenue M, Cisco, Texas	76437
(Address of principal executive offices)	(Zip Code)

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

16,144,484 common shares issued and outstanding as of June 15, 2015.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Nine Months ended April 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine months ended April 30, 2015 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2015 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

Page #

Balance Sheets as of April 30, 2015 (Unaudited) and July 31, 2014 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Nine Months ended April 30, 2015 and 2014	6

Unaudited Statements of Cash Flows for the Nine Months ended April 30, 2015 and 2014	7

Condensed Notes to Unaudited Interim Financial Statements	8-16

NORTHERN MINERALS & EXPLORATION LTD. BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$50,738	$35,400
Prepaid expenses	4,375
Receivable on working interest	112,090
Accounts receivable - other	138	-
Total Current Assets	167,341	35,400
Other Assets
Mineral rights and properties	2,113,460	2,096,260
Advance royalties	20,000	20,000
Total Other Assets	2,133,460	2,116,260

TOTAL ASSETS	$2,300,801	$2,151,660

LIABILITIES & STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	37,071	56,555
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	16,500	40,000
Temporary loan	-	3,000
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Advance - other	5,000	-
Advance - Coach Capital, LLC	30,000	30,000
Convertible debt	85,000	85,000
Total Current Liabilities	474,308	515,292

Property option payable	1,453,200	1,387,500

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
16,144,484* shares issued and outstanding at April 30, 2015	16,145	13,345
13,344,484* shares issued and outstanding at July 31, 2014
Additional paid-in-capital	1,003,130	745,930
Deficit accumulated during the development stage	(645,982)	(510,407)
Total Stockholders’ Deficiency	373,293	248,868
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,300,801	$2,151,660

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014
Revenue
Revenue	$-	$-	$-	$-
Total Revenues	-	-	-	-

Mineral property expenditures	13,296	-	18,996	-
G&A expenses	35,773	18,914	116,579	65,942
Total Expenses	49,069	18,914	135,575	65,942

Loss from continuing operations	(49,069)	(18,914)	(135,575)	(65,942)
Gain (loss) from discontinued operations, net	-	-	-	-
Net Loss & Comprehensive Loss	$(49,069)	$(18,914)	$(135,575)	$(65,942)

Basic net loss per share from continuing operations	$(0.0030)	$(0.0037)	$(0.0088)	$(0.0131)
Basic net loss per share from discontinued operations	$-	$-	$-	$-

Basic net loss per share for the period	$(0.0030)	$(0.0037)	$(0.0088)	$(0.0131)
Weighted average number of common shares outstanding	16,144,484 *	5,044,484 *	15,380,748 *	5,044,484 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2014

Cash Flows from (used in) Operating Activities
Net loss	$(135,575)	$(65.942)
Gain (loss) from discontinued operations	-	-
Loss from continuing operations	(135,575)	(65,942)
Adjustments made to reconcile net loss to net cash from Operating activities
Funds held in trust	-	5,015
Prepaid expenses	(4,375)	-
Increase in receivable on working interest	(112,090)
Increase in accounts receivable - other	(138)
Accounts payables and accrued liabilities	(19,484)	18,323
Oil & gas lease payable	(23,500)	-
Net cash provided by (used) for operating activities	(295,162)	(42,604)

Cash Flows from (used in) Investing Activities
Purchase of vending equipment	-	-
Purchase of mineral rights and properties	48,500	(26,000)
Net Cash used in Investing Activities	48,500	(26,000)

Cash Flows from (used in) Financing Activities
Sale of common stock	260,000	-
Repayment of temporary loan	(3,000)	-
Other advances	5,000	(12,479)
Advance from Apollo	-	12,000
Advance from private placement	-	20,000
Proceeds from convertible debt	-	50,000
Net cash provided by financing activities	262,000	69,521

Net increase in cash and equivalents	15,338	917

Cash and equivalents at beginning of the period	35,400	(275)
Cash and equivalents at end of the period	$50,738	$642

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	-	$14,000

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is an emerging natural resource company operating in oil and gas production in central Texas and exploration for gold and silver in northern Nevada.

The Company was incorporated in Nevada on December 11, 2006 under the name Punchline Entertainment, Inc. On August 22, 2012, the Company’s board of directors approved an agreement and plan of merger to effect a name change of the Company from Punchline Entertainment, Inc. to Punchline Resources Ltd. On July 12, 2013, the stockholders approved an amendment to change the name of the Company from Punchline Resources Ltd. to Northern Mineral & Exploration Ltd. FINRA approved the name change on August 13, 2013.

On April 24, 2014, the previous Chief Executive Officer and Director, Ramzan Savji, resigned and Howard Siegel was appointed as the new Company President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. On March 16, 2015, Ivan Webb was appointed as Vice President and Director.

The Company is working on the following projects:

Coleman County, Texas – Three well rework/recompletion project

On October 14, 2014, the Company entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. There is spacing available for new drilling of two or more wells. The Company has been reworking the three wells and will start producing the oil and gas wells into the production tanks and gas gathering pipelines on the lease. On March 20, 2015, the Company sold a 37.5% working interest in the three wells.

Callahan County, Texas – Shallow Oil project

On July 7, 2014, the Company acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. The Company’s plan is to rework all three of the wells to place them back into production and drill new wells to fully develop the acreage.

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, the Company acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive.

Winnemucca Mountain Gold Property, Nevada

The Winnemucca Mountain Property consists of a total 208 unpatented mineral claims in Humboldt County, in northwestern Nevada. Initial exploration completed by the Company has shown a series of steeply dipping quartz veins and further exploration is planned with the focus of defining the potential of one million plus ounces of gold equivalent on the property. Effective September 14, 2012, the Company holds an option to acquire an 80% interest in the claims of the property.

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $645,982. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next three months ending July 31, 2015.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2015, cash and cash equivalents of $50,738 (July 31, 2014 - $35,400) was held as bank balance.

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $892 for the nine months ended April 30, 2015 (April 30, 2014 – gain of $125).

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

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

As of April 30, 2015 the Company has paid $192,800 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $201,728 for exploration expenditures as required by the amended and restated agreement.

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

The total consideration that the Company must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 52.5% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet.

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

3. MINERAL RIGHTS AND PROPERTIES – Continued

●	Paying $15,000 in cash on or before October 1, 2014

●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that the Company must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 45% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement.

Coleman County Multiple Oil & Gas Play

On October 14, 2014, the Company entered into a Terms of Farm-Out Agreement with Cooper Basin Oil & Gas Inc. to acquire a working interest in two oil and gas leases both located in Coleman County, Texas.

The lease, known as the Coleman County Multiple Oil & Gas Play, has 3 fully equipped wells, production flow lines, gas meter connections. Tank battery consisting of two 210 BBL tanks with separator, The Company has agreed to acquire a 75% working interest in the lease including the existing wells and equipment by doing the following:

●	Re-Work and place back into production two wells

●	Re-Complete the third well and place into production

●	Pay $50,000 in cash

●	Issue to Cooper or its designee(s) 2,000,000 restricted shares of the Company’s common stock

The total consideration that the Company must pay to acquire the 75% working interest is estimated at $336,000, which amount includes all work requirements, and common stock valued at $0.10 based upon our current share price of $0.11 as at October 14, 2014. The Net Revenue Interest is 56.25% and consists of approximately 206.5 acres, more or less, in Coleman County, Texas. This lease has no depth limit.

On March 20, 2015, the Company entered into a multi-well purchase and sale agreement with EF VC2, LLC to sell a 37.5% working interest (“WI”) in the 3 wells for total consideration of $180,000. Under the terms of the agreement both parties will receive a 50.0% of the WI revenue from these three wells until EF VC2 recaptures their investment of $180,000 (defined as “Payout”). After Payout EF VC2 will revert to a 37.5% of the WI revenue for the remaining life of the production from the three wells.

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

As of April 30, 2015, the Company has paid $20,000 the first year’s annual payment. As well the Company has incurred $150,000 in drilling work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, the Company subsequently decided to terminate its lease on the property.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

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

From inception of the Company (Dec 11, 2006), to April 30, 2015, there are 16,144,484* common stock issued and outstanding:

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

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

6. RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of April 30, 2015 (July 31, 2014 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

April 30, 2015

6. RELATED PARTY TRANSACTIONS – Continued

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the nine months ended April 30, 2015, an additional $12,500 (April 30, 2014 - $20,000) was accrued to the officer as the full amount of the outstanding compensation owed plus monthly compensation from April to September 2014. The officer has resigned. As of April 30, 2015, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 30, 2015 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

As of April 30, 2015 the Company has paid $192,800 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $201,728 for exploration expenditures as required by the amended and restated agreement.

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 52.5% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet.

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

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 45% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement.

Coleman County Multiple Oil & Gas Play

On October 14, 2014, we entered into a Terms of Farm-Out Agreement with Cooper Basin Oil & Gas Inc. to acquire a working interest in two oil and gas leases both located in Coleman County, Texas.

The lease, known as the Coleman County Multiple Oil & Gas Play, has 3 fully equipped wells, production flow lines, gas meter connections. Tank battery consisting of two 210 BBL tanks with separator, The Company has agreed to acquire a 75% working interest in the lease including the existing wells and equipment by doing the following:

●	Re-Work and place back into production two wells

●	Re-Complete the third well and place into production

●	Pay $50,000 in cash

●	Issue to Cooper or its designee(s) 2,000,000 restricted shares of the Company’s common stock

The total consideration that we must pay to acquire the 75% working interest is estimated at $336,000, which amount includes all work requirements, and common stock valued at $0.10 based upon our current share price of $0.11 as at October 14, 2014. The Net Revenue Interest is 56.25% and consists of approximately 206.5 acres, more or less, in Coleman County, Texas. This lease has no depth limit.

On March 20, 2015, we entered into a multi-well purchase and sale agreement with EF VC2, LLC to sell a 37.5% working interest (“WI”) in the 3 wells for total consideration of $180,000. Under the terms of the agreement both parties will receive a 50.0% of the WI revenue from these three wells until EF VC2 recaptures their investment of $180,000 (defined as “Payout”). After Payout EF VC2 will revert to a 37.5% of the WI revenue for the remaining life of the production from the three wells.

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

As of April 30, 2015, we have paid $20,000 in annual payments. As well we have incurred $150,000 in work expenditures. In late 2012, our company drilled a total of five angled RC holes totaling 2,100 feet. Three holes were drilled at Wonder and two at the Empress Mine. No high-grade gold/silver was intersected and after further study and interpretation of the results, we subsequently decided to terminate our lease on the Empress Property.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2015, which are included herein.

Our operating results for the nine months ended April 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended April,
	2015		2014
Revenue	$	Nil	$	Nil
Mineral property expenditures		$18,996	$	Nil
General and administrative		$116,579		$65,942
Net Income (Loss)		$(135,575)		$(65,942)

For the nine months ended April 30, 2015, we had a net loss of $135,675 as compared to the net loss of $65,942 for the nine months ended April 30, 2014. Our net loss was much higher in the current nine months ended April 30, 2015 primarily due to Consulting, Filing fees, and Travel as required by our increased operations as well as Mineral property expenditures in the current period. Our net loss from inception on December 11, 2006 to April 30, 2015 was $645,982.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At April 30,	At July 31,
	2015	2014
Current Assets	$167,341	$35,400
Current Liabilities	$474,308	$515,292
Working Capital (Deficit)	$(306,967)	$(479,892)

Our total current assets as of April 30, 2015 were $167,341 as compared to total current assets of $35,400 as of July 31, 2014. The increase was largely a result of $112,090 of receivable on working interest due from the sale of 37.5% working interest on the Coleman multiple wells. Our total current liabilities as of April 30, 2015 were $474,308 as compared to total current liabilities of $515,292 as of July 31, 2014. The decrease in current liabilities was, again, primarily due to the pay down of Accounts Payable as well as pay down of Oil & Lease Payable.

Cash Flows

	Nine Months Ended April 30
	2015	2014
Net Cash Used by Operating Activities	$(295,162)	$(42,604)
Net Cash Used by Investing Activities	$48,500	$(26,000)
Net Cash Provided by Financing Activities	$262,000	$69,521
Increase (Decrease) in Cash During the Period	$15,338	$917

Operating Activities

Cash used in operating activities was $42,604 for the nine months ended April 30, 2014. Cash used by operating activities was 295,162 for the nine months ended April 30, 2015 due to increased operations, receivable on working interest on the Coleman multiple wells, pay down of Accounts Payable in the current nine month period as well as pay down of the Oil and Gas Lease payable.

Investing Activities

Cash used by investing activities increased from $26,000 for the nine months ended April 30, 2014 to cash provided of $48,500 for the nine months ended April 30, 2015 related to the sale of 37.5% working interest of 3 wells in the Coleman multiple wells project.

Financing Activities

Cash provided by financing activities was $262,000 for the nine months ended April 30, 2015 primarily due to the issuance of common stock of the Company. Cash provided by financing activities for the nine months ended April 30, 2014 was $69,521 due to issuance of convertible debt. This was offset partially by repayment of an advance.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2015, cash and cash equivalents of $50,738 (July 31, 2014 - $35,400) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $892 for the nine months ended April 30, 2015 (April 30, 2014 – gain of $125).

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

We have yet to establish any history of profitable operations. As at April 30, 2015, we have an accumulated deficit of $645,982 and a total stockholders’ deficiency of $373,293. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the nine months ended April 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(10)	Material Contracts
10.1	Amended and Restated Option Agreement between Northern Minerals & Exploration Ltd. and AHL Holdings Ltd. and Golden Sands Exploration Inc. dated July 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 3, 2014)
10.2	Terms of Farm-Out Agreement between Northern Minerals & Exploration Ltd. and Cooper Basin Oil & Gas Inc. dated October 14, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2014)
10.3	Terms of the Multi-Well Purchase and Sale Agreement between Northern Minerals & Exploration Ltd. and EF VC2, LLC, dated March 20, 2015 (Incorporated by reference to our Current Report on Form 8-K filed on April 9, 2015)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	(a) Filed herewith.
**	(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 15, 2015	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director