Form 10-K
period 2015-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2015-11-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

16,144,484 common shares issued and outstanding as of November 16, 2015.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2015

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

Current Business

Coleman County, Texas – Three well rework/recompletion project

On October 14, 2014, we entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. For additional information on the Coleman County, Texas – Three well rework/re-completion project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Shallow Oil project

On July 7, 2014, we acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. Our plan is to rework all three of the wells to place them back into production and drill new wells to fully develop the acreage. No work was conducted during the fiscal year. For additional information on the Callahan County, Texas Shallow Oil Project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, we acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive. No work was conducted during the fiscal year. For additional information on the Callahan County, Texas – Mississippi Project - See ITEM 2 PROPERTIES.

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

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). No work was conducted on the property during the current fiscal year. For additional information see ITEM 2 PROPERTIES.

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

Employees

As of July 31, 2015 we have three employees, consisting of our three officers, Roger Autrey, Howard Siegel and Ivan Webb. Mr. Autrey was appointed Secretary on September 19, 2013. Mr. Siegel was appointed as a director on April 23, 2014. Mr. Siegel was appointed as President, Chief Executive Officer, Chief Financial Officer, and Treasurer on April 24, 2014. Mr. Webb was appointed as Vice President and a director on March 16, 2015.

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

We have yet to establish any history of profitable operations. As at July 31, 2015, we have an accumulated deficit of $817,335 and a total stockholders’ deficiency of $201,940. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2015 and 2014, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended July 31, 2015, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Our future success depends upon our ability to acquire and develop oil and gas reserves that are economically recoverable. Proved reserves will generally decline as reserves are depleted, except to the extent that we can replace those reserves by exploration and development activities or acquisition of properties contain exploration, drilling and recompletion programs or other replacement activities. Our current strategy includes increasing our reserve base through development, exploitation, exploration and acquisition. There can be no assurance that our planned development and exploration projects or acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economical values in terms of their finding and development costs. Furthermore, while our revenues may increase if oil and gas prices increase significantly, finding costs for additional reserves have increased during the last few years. It is possible that product prices will decline while the Company is in the middle of executing its plans, while costs of drilling remain high. There can be no assurance that we will replace reserves or replace our reserves economically.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 1301 Avenue M, Cisco, Texas, USA 76437. Our mailing address is P.O. Box 31, Cisco, Texas 76437.

As of July 31, 2015, we owned or had lease on the following properties:

Coleman County, Texas – Three well rework/re-completion Project:

The Company acquired a 206.5 acre lease (J.E. Richey) located in the northern part of Coleman County, Texas with four existing wells in September 2014. Three of the four wells were fully equipped with down hole pumps, rods, tubing, pump jacks, well head and surface equipment including tank battery, meter run and gas gathering pipelines.

The lease is located in a multiple pay area originally discovered by ARCO in the early 1980’s. This lease area has six known productive formations, which are stated below with their approximate depths:

Ellenburger	4,200’	Jennings	3,600’
Gray	3,850’	Upper Capps	3,450’
Gardner	3,700’	Morris	3,400’

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

Present Conditions and Plan of Exploration

The lease acquired by the Company is currently not producing and has not produced since November 2012. The Company’s plan is to re-work all three of the wells to place them back into production and drill new wells during the 2015/16 fiscal year. The wells to be re-worked are the Isenhower #1, #1B & #2B and the saltwater injection well Isenhower #9. The Company is currently in discussions to amend the terms of the lease.

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

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company is currently in discussions to amend the terms of the lease.

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

As of July 31, 2015 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement. The Company is currently in discussions to obtain an extension on the terms of the amended and restated option agreement dated July 30, 2014.

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

In 2006-2007 Meridian Minerals Corp. acquired an option on the property from Evolving Gold Corp. Meridian conducted two separate drilling programs on the property. Twelve angled holes were drilled, totaling 7473 feet. In 2007 four additional angled holes were subsequently drilled totaling 2,659 feet. This drilling, targeted northwest and northeast striking veins to the northeast of the Swordfish Zone, and a further 3 holes targeted a vein system in the very north of the Property This drilling intersected lower grade mineralization than the moderate to high grade intercepts in the Swordfish Zone

Santa Fe Pacific Gold Corp. utilized a computer program called Geostat to calculate a cross-sectional resource estimate for the Swordfish zone area. Santa Fe estimated that the Swordfish zone contained 4.15 million metric tons grading 0.82 g/t gold (4.58 million short tons grading 0.028 opt gold) at a 0.29 g/t cutoff (0.01 opt cutoff). All resource calculations were based on arithmetic averages. This estimated resource occurs in an area 2,200 feet long and 700 feet deep.

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

An east-northeast trending breccia body measuring 1,320 by 5,000 feet in Triassic sedimentary rocks was mapped on the west side of Winnemucca Mountain. The diatreme, containing gold mineralization now known as the Swordfish zone, is described by Metzler (1994) as an ellipsoid plug of brecciated, silicic dacite and rhyolite with sharp contacts. The breccia contains angular clasts of the older siltstone and granodiorite and is considered to be a Tertiary diatreme.

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

For the Fiscal Year Ended July 31, 2015	High	Low
Quarter ended July 31, 2015	$0.12	$0.04
Quarter ended April 30, 2015	$0.085	$0.052
Quarter ended January 31, 2015	$0.12	$0.06
Quarter ended October 31, 2014	$0.19	$0.115

For the Fiscal Year Ended July 31, 2014
Quarter ended July 31, 2014	$0.285	$0.07
Quarter ended April 30, 2014	$0.18	$0.04
Quarter ended January 31, 2014	$0.12	$0.05
Quarter ended October 31, 2013	$0.15	$0.05

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

HOLDERS

As of November 13, 2015, there were approximately 38 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 13, 2015, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

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

Effective October 20, 2014 we issued 2,000,000 units of common stock at a price of $0.001 per unit as part of the compensatory terms of the Terms of Farm-out Agreement to acquire a working interest in an oil and gas lease.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2015.

ISSUER REPURCHASES OF EQUITY SECURITIES

On November 1, 2014 we cancelled 100,000 units of common stock issued at $0.05 per unit.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2015 to the same period in 2014. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2015. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2015, which are included herein.

Our operating results for the years ended July 31, 2015 and 2014 are summarized as follows:

	Year Ended July 31,
	2015		2014
Revenue	$	Nil	$	Nil
Mineral property expenditures		$(123,901)		$(5,000)
General and administrative		$(183,027)		$(91,292)
Gain (Loss) from discontinued operations	$	Nil	$	Nil
Net Income (Loss)		$(306,928)		$(96,292)

For the year ended July 31, 2015, we had a net loss of $306,928 as compared to the net loss of $96,292 for the year ended July 31, 2014. Our net loss was much higher in the current year ended July 31, 2015 primarily due to increased operations in our mineral property business. Our accumulated deficit to July 31, 2015 was $817,335.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At July 31,	At July 31,
	2015	2014
Current Assets	$35,400	$35,400
Current Liabilities	$515,292	$515,292
Working Capital (Deficit)	$(479,892)	$(479,892)

Our total current assets as of July 31, 2015 were $4,720 as compared to total current assets of $35,400 as of July 31, 2014. The decrease was primarily due to payments of accounts payable against our increased operations. Our total current liabilities as of July 31, 2015 were $466,790 as compared to total current liabilities of $515,292 as of July 31, 2014. The decrease in current liabilities was attributed to pay down of accounts payable.

Cash Flows

	Year Ended July 31,
	2015	2014
Net Cash Used by Operating Activities	$(359,980)	$(25,876)
Net Cash From/(Used by) Investing Activities	$64,750	$(368,750)
Net Cash Provided by Financing Activities	$262,000	$430,301
(Decrease)/Increase in Cash During the Year	$(33,230)	$35,675

Operating Activities

Cash used by operating activities went from $25,876 for the year ended July 31, 2014 to cash used of $359,980 for the year ended July 31, 2015 due to increased mining operations in the current year.

Investing Activities

Cash from investing activities increased from cash used of $368,750 for the year ended July 31, 2014 to cash from investing activities of $64,750 for the year ended July 31, 2015 due to the entry of a commitment to purchase working interest in certain oil and gas leases and properties in the prior year.

Financing Activities

Cash provided by financing activities was $430,301 for the year ended July 31, 2014 and $262,000 for the year ended July 31, 2015 due to proceeds of convertible debt in the prior year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2015, we had cash and cash equivalents of $2,170 (July 31, 2014 - $35,400).

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $5,110 for the year ended July 31, 2015 (July 31, 2014 – gain of $148).

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

JULY 31, 2015 AND 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northern Minerals and Exploration LTD.

I have audited the accompanying balance sheets of Northern Minerals and Exploration LTD. (An Exploration Stage Company) as of July 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals and Exploration LTD., (An Exploration Stage Company) as of July 31, 2015 and 2014, and the results of its operations and cash flows for the years ended July 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

November 16, 2015

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2015 AND JULY 31, 2014

	July 31,	July 31,
	2015	2014
	(Audited)	(Audited)
ASSETS
Current Assets
Cash	$2,170	$35,400
Prepaid expenses	2,500	-
Prepaid expenses	50	-
Total Current Assets	4,720	35,400
Other Assets
Mineral rights and properties	2,088,460	2,096,260
Advance royalty payments	20,000	20,000
Total Other Assets	2,108,460	2,116,260

TOTAL ASSETS	$2,113,180	$2,151,660

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$30,171	$56,555
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	15,882	40,000
Temporary loan	-	3,000
Loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Other advances	5,000	-
Advance - Coach Capital, LLC	30,000	30,000
Convertible debt	85,000	85,000
Total Current Liabilities	466,790	515,292

Property option payable	1,444,450	1,387,500

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
16,144,484* shares issued and outstanding at July 31, 2015; 13,344,484* shares issued and outstanding at July 31, 2014	16,145	13,345
Additional paid-in-capital	1,003,130	745,930
Deficit accumulated during the development stage	(817,335)	(510,407)
Total Stockholders’ Equity (Deficiency)	201,940	248,868
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,113,180	$2,151,660

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014

Revenue
Revenue	$-	$-
Total Revenues	-	-

Mineral property expenditures	123,901	5,000
G & A expenses	183,027	91,292
Total Expenses	306,928	96,292

Loss from continuing operations	(306,928)	(96,292)
Gain (loss) from discontinued operations, net	-	-
Net Loss and Comprehensive Loss	$(306,928)	$(96,292)

Basic net loss per share from continuing operations	$(0.0197)	(0.0177)
Basic net loss per share from discontinued operations	$(0.0000)	(0.0000)

Basic net loss per share for the period	$(0.0197)	(0.0177)
Weighted average number of common shares outstanding	15,573,251 *	5,439,005 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FROM DECEMBER 11, 2006 (INCEPTION) THROUGH JULY 31, 2015

		Common	Additional
	Common	Stock	Paid-in	Retained
	Stock *	Amount	Capital	Earnings	Total

Balance, December 11, 2006	-	$-	$-	$-	$-
Stock issued for cash on February 22, 2007 @ $0.001 per share	3,000,000	$3,000			$3,000
Stock issued for cash on March 15, 2007 @ $0.001 per share	1,500,000	$1,500	$13,500		$15,000
Stock issued for cash on May 9, 2007 @ $0.001 per share	500,000	$500	$9,500		$10,000
Net loss, July 31, 2007				(482)	(482)
Balance, July 31, 2007	5,000,000	$5,000	$23,000	$(482)	$27,518
Net loss, July 31, 2008				(32,423)	(32,423)
Balance, July 31, 2008	5,000,000	$5,000	$23,000	$(32,905)	$(4,905)
Net loss, July 31, 2009				(21,664)	(21,664)
Balance, July 31, 2009	5,000,000	$5,000	$23,000	$(54,569)	$(26,569)
Net loss, July 31, 2010				(64,124)	(64,124)
Balance, July 31, 2010	5,000,000	$5,000	$23,000	$(118,693)	$(90,693)
Net loss, July 31, 2011				(113,969)	(113,969)
Balance, July 31, 2011	5,000,000	$5,000	$23,000	$(232,662)	$(204,662)
Net gain, July 31, 2012				125,339	125,339
Balance, July 31, 2012	5,000,000	$5,000	$23,000	$(107,323)	$(79,323)
Stock issued for cash on September 12, 2012 @ $11.90* per share	16,807	$17	$199,983		$200,000
Stock issued for cash on September 27, 2013 @ $0.001 per share	10,000	$10	$-		$10
Stock issued for cash on October 2, 2013 @ $15.50* per share	9,677	$10	$149,990		$150,000
Stock issued for cash on April 2, 2013 @ $2.502* per share	8,000	$8	$20,007		$20,015
Net loss, July 31, 2013				(306,792)	$(306,792)
Balance, July 31, 2013	5,044,484	$5,045	$392,980	$(414,115)	$(16,090)
Stock issued for cash on July 7, 2014 @ $0.05 per share	6,000,000	$6,000	294,000		300,000
Stock issued for cash on July 31, 2014 @ $0.001 per share	1,250,000	$1,250	-		1,250
Stock issued for cash on July 31, 2014 @ $0.05 per share	800,000	$800	$39,200		40,000
Stock issued for cash on July 31, 2014 @ $0.08 per share	250,000	$250	$19,750		20,000
Net loss, July 31, 2014				(96,292)	$(96,292)

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FROM DECEMBER 11, 2006 (INCEPTION) THROUGH JULY 31, 2015 (cont’d)

		Common	Additional
	Common	Stock	Paid-in	Retained
	Stock *	Amount	Capital	Earnings	Total

Balance, July 31, 2014	13,344,484	$13,345	$745,930	$(510,407)	$248,868
Stock issued for cash on October 1, 2014 @ $0.05 per share	900,000	900	44,100		45,000
Stock issued for cash on October 20, 2014 @ $0.001 per share	2,000,000	2,000	218,000		220,000
Cancellation on November 1, 2014 @ $0.05 per share	(100,000)	(100)	(4,900)		(5,000)
Net loss, July 31, 2015				(306,928)	(306,928)
Balance, July 31, 2015	16,144,484	$16,145	$1,003,130	$(817,335)	$201,940

* Reflects the 10:1 reverse stock split effective August 13, 2013

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Year Ended July 31, 2015	Year Ended July 31, 2014
Cash Flows from (used in) Operating Activities
Net loss	$(306,928)	$(96,292)
Loss from continuing operations	(306,928)	(96,292)
Adjustments made to reconcile net loss to net cash from Operating activities
Funds held in trust	-	5,015
Prepaid expenses	(2,500)
Receivable on working interest	(50)
Accounts payables and accrued liabilities	(26,384)	25,401
Oil & gas lease payable	(24,118)	40,000
Net cash used for operating activities	(359,980)	(25,876)

Cash Flows from (used in) Investing Activities
Purchase of mineral rights and properties	64,750	(368,750)
Net Cash provided by (used in) Investing Activities	64,750	(368,750)

Cash Flows from (used in) Financing Activities
Sale of common stock	260,000	361,250
Temporary loan	(3,000)	(3,520)
Other advances	5,000	(12,429)
Proceeds from convertible debt	-	85,000
Net cash provided by financing activities	262,000	430,301

Net increase (decrease) in cash and equivalents	(33,230)	35,675

Cash and equivalents at beginning of the period	35,400	(275)
Cash and equivalents at end of the period	$2,170	$35,400

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	$-	$12,500

    The accompanying notes are an integral part of these financial statements.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $817,335. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2016.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2015, cash and cash equivalents of $2,170 (July 31, 2014 - $35,400) was held as bank balance.

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

Notes to Financial Statements

July 31, 2015

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $5,110 for the twelve months ended July 31, 2015 (July 31, 2014 – gain of $148).

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

3. MINERAL RIGHTS AND PROPERTIES

Coleman County – Three Well Rework/Recompletion

On October 14, 2014, the Company entered into a Terms of Farm-out Agreement with Copper Basin Oil & Gas Inc. to acquire a working interest in an oil and gas lease in the J.E. Richey lease, which has 3 fully equipped wells, production flow lines, injection flow line, Tank battery consisting of two 300 BBL tanks, one 210 BBL tank with two separators. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

3. MINERAL RIGHTS AND PROPERTIES – Continued

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

Preparing an independent geological report on the lease.
Agreeing to drill one (1) new well prior to August 1, 2015
Paying $15,000 in cash on or before October 1, 2014
Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

●	Preparing an independent geological report on the lease.

●	Agreeing to drill one (1) new well prior to August 1, 2015

●	Paying $15,000 in cash on or before October 1, 2014

●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company is currently in discussions to amend the terms of the lease.

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

3. MINERAL RIGHTS AND PROPERTIES – Continued

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

As of July 31, 2015 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

Notes to Financial Statements

July 31, 2015

5. CAPITAL STOCK

a) Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

At July 31, 2015, there are 16,144,484* common stock issued and outstanding:

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2015

5. CAPITAL STOCK – Continued

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

6. RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of July 31, 2015 (July 31, 2014 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the twelve months ended July 31, 2015, an additional $12,500 (April 30, 2014 - $20,000) was accrued to the officer as the full amount of the outstanding compensation owed plus monthly compensation from April to September 2014. The officer has resigned. As of July 31, 2015, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

For the twelve months ended July 31, 2015, total payments of $83,350 were made to an officer of the Company for consulting services.

7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after July 31, 2015 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	70	CEO, CFO, President, Treasurer and Director	April 24, 2014
Roger Autrey	56	Secretary	September 19, 2013
Ivan Webb	64	Vice President and Director	March 16, 2015
Ramzan Savji	65	CEO, CFO, President, Secretary, Treasurer and Director *	August 14, 2012

*	Mr. Savji resigned from office and our board of directors effective April 24, 2014.

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

Howard Siegel is an attorney licensed to practice law in the State of Texas and has been a practicing attorney for over 40 years. He holds a law degree from St. Mary’s University Law School. Mr. Siegel’s law practice includes tax, real estate, and corporate law matters. He previously worked for the Internal Revenue Service, Tenneco, Inc., The Superior Oil Company and Bracewell & Patterson. He has served as a Director in public and private corporations, including Hondo Minerals, Inc., Australian Canadian Oil Royalties, Ltd., and Syndication, Inc. Mr. Siegel is 70 years of age and resides in Houston, Texas.

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

Ivan Webb

Ivan Webb is a seasoned and successful entrepreneur, with over 35 years of experience in the oil and gas industry internationally and in the United States. He is experienced with acquiring oil and gas concessions and leases, drilling of new wells and reworking/ re-completing existing wells, production management, working with service companies and regulatory compliance. Internationally, he has successfully leased more than 18,000,000 acres. Domestically he has been involved with the acquisition and or management of more than 250 wells in Kansas, Texas, Oklahoma and Texas.

Mr. Webb has also over 30 years of experience in managing or assisting public companies in both the US and Canada with regulatory compliance. His public company experience includes assisting companies with initial public offerings, reverse mergers, obtaining listings, and assisting with ongoing regulatory compliance.

We believe tha Mr. Webb’s professional background, management and corporate governance experience give him the qualifications and skills necessary to serve as Vice President as as a direcotr of our company. Mr.Webb was appointed on March 16, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2015 and 2014; and

●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Howard Siegel(1) President, Chief Financial Officer, Chief Executive Officer and Treasurer	2015 2014	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Roger Autrey(2) Secretary	2015 2014	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Ivan Webb(3) Vice President	2015	83,350	N/A	N/A	N/A	N/A	N/A	N/A	83,350
Ramzan Savji(4) President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2015 2014 2013 2012 2011	12,500 20,000 30,798 N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	12,500 20,000 30,798 N/A N/A
Michael Thiessen(5) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014.

(2)	Roger Autrey was appointed Secretary on September 19, 2013.

(3)	Ivan Webb was appointed Vice President and a director on March 16, 2015.

(4)	Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012. He resigned as Secretary on September 19, 2013 and fully as an officer and director on April 24, 2014.

(5)	Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012.

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

On March 16, 2015, Ivan Webb was appointed as Vice President and a director. For the twelve months ended July 31, 2015, Mr. Webb has been paid $83,350 as compensation for his services.

On April 23, 2014, Howard Siegel was appointed as a director. On April 24, 2014, Mr. Siegel was further appointed as our President, Chief Financial Officer, Chief Executive Officer and Treasurer. Mr. Siegel does not receive compensation for his services.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 13, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Grasshoppers Unlimited Inc.	N/A	Common stock, $0.001 par value	4,728,000	29.29%
Golden Sands Exploration Inc.	N/A	Common stock, $0.001 par value	1,250,000	7.75%
Ivan Webb	N/A	Common stock, $0.001 par value	2,900,000	17.97%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 16,144,484 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 13, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2015 and for the fiscal year ended July 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2015 $	July 31, 2014 $
Audit Fees	11,900	11,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	11,900	11,300

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)

(10)	Material Contracts
10.1	Amended and Restated Option Agreement between Northern Minerals & Exploration Ltd. and AHL Holdings Ltd. and Golden Sands Exploration Inc. dated July 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 3, 2014)
10.2	Terms of Farm-Out Agreement between Northern Minerals & Exploration Ltd. and Cooper Basin Oil & Gas Inc. dated October 14, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2014)
10.3	Terms of the Multi-Well Purchase and Sale Agreement between Northern Minerals & Exploration Ltd. and EF VC2, LLC, dated March 20, 2015 (Incorporated by reference to our Current Report on Form 8-K filed on April 9, 2015)

(23)	Consent
23.1	Consent of George Stewart, CPA relating to the audit of the Financial Statements for the years ended July 31, 2015 and 2014 (filed herewith)

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 16, 2015	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director

