Form 10-Q
period 2015-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2015-12-22
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2015

or

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

17,144,484 common shares issued and outstanding as of December 22, 2015.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Three Months ended October 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three months ended October 31, 2015 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2015 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

Page #

Balance Sheets as of October 31, 2015 (Unaudited) and July 31, 2015 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Three Months ended October 31, 2015 and 2014	6

Unaudited Statements of Cash Flows for the Three Months ended October 31, 2015 and 2014	7

Condensed Notes to Unaudited Interim Financial Statements	8-15

NORTHERN MINERALS & EXPLORATION LTD.

BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$501	$2,170
Prepaid expenses	-	2,500
Receivable on working interest	50	50

Total Current Assets	551	4,720
Other Assets
Mineral rights and properties	2,088,460	2,088,460
Advance royalties	20,000	20,000

Total Other Assets	2,108,460	2,108,460

TOTAL ASSETS	$2,109,011	$2,113,180

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	36,199	30,171
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	15,882	15,882
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Advance – Coach Capital, LLC	30,000	30,000
Advance – other	5,000	5,000
Convertible debt	85,000	85,000

Total Current Liabilities	472,818	466,790

Property option payable	1,419,450	1,444,450

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
17,144,484* shares issued and outstanding at October 31, 2015	17,145	16,145
16,144,484* shares issued and outstanding at July 31, 2015
Additional paid-in-capital	1,056,130	1,003,130
Deficit accumulated during the development stage	(856,532)	(817,335)

Total Stockholders’ Deficiency	216,743	201,940

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,109,011	$2,113,180

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014

	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2015	2014

Revenue	7,900	-
Cost of Good Sold	(5,186)	-
Gross Profit	$2,714	$-

Mineral property expenditures	25,390	5,000
G & A expenses	16,521	44,721
Total Expenses	41,911	49,721

Loss from continuing operations	(39,197)	(49,721)
Gain (loss) from discontinued operations, net	-	-
Net Loss and Comprehensive Loss	$(39,197)	$(49,721)

Basic net loss per share from continuing operations	$(0.0023)	(0.0036)
Basic net loss per share from discontinued operations	$(0.0000)	(0.0000)

Basic net loss per share for the period	$(0.0023)	(0.0036)
Weighted average number of common shares outstanding	16,682,527 *	13,637,962 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
Cash Flows from (used in) Operating Activities
Net loss	$(39,197)	$(49,721)
Gain (loss) from discontinued operations	-	-
Loss from continuing operations	(39,197)	(49,721)
Adjustments made to reconcile net loss to net cash from Operating activities
Prepaid expenses	2,500	-
Accounts payables and accrued liabilities	6,028	(29,565)
Oil & gas lease payable	-	(8,500)
Net cash provided by (used) for operating activities	(30,669)	(87,786)

Cash Flows from (used in) Investing Activities
Purchase of mineral rights and properties	(25,000)	(194,250)
Net Cash used in Investing Activities	(25,000)	(194,250)

Cash Flows from (used in) Financing Activities
Sale of common stock	54,000	265,000
Repayment of temporary loan	-	(3,000)
Net cash provided by financing activities	54,000	262,000

Net increase in cash and equivalents	(1,669)	(20,036)

Cash and equivalents at beginning of the period	2,170	35,400
Cash and equivalents at end of the period	$501	$15,364

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	-	$-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The financial statements should be read in conjunction with the Company’s July 31, 2015 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

1.	ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $856,532. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next nine months ending July 31, 2016.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2015, cash and cash equivalents of $501 (July 31, 2015 - $2,170) was held as bank balance.

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

October 31, 2015

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $Nil for the three months ended October 31, 2015 (October 31, 2014 – gain of $735).

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

October 31, 2015

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

3.	MINERAL RIGHTS AND PROPERTIES – Continued

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas. We agreed to acquire 60% of the working interest in this lease by conducting the following:

●	Prepare an an independent geological report on the lease
●	Agreeing to drill one (1) new well prior to August 1, 2015
●	Pay $15,000 in cash on or before October 1, 2014
●	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

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

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

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

As of October 31, 2015 we have paid $142,500 in option payments, issued 1,850,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

5.	CAPITAL STOCK

a)	Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuances

At October 31, 2015, there are 17,144,484* common stock issued and outstanding:

On February 22, 2007, 3,000,000* shares of common stock were issued to the director at $.001/per share for total proceeds of $3,000.

On March 15, 2007, 1,500,000* shares were issued to private shareholders at $.01/per share for total proceeds of $15,000.

On May 9, 2007, 500,000* shares were issued to private shareholders at $.02/ per share for total proceeds of $10,000.

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

Condensed Notes to Unaudited Interim Financial Statements

October 31, 2015

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

On October 1, 2014 pursuant to the closing of a private placement, 500,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $25,000 was issued.

On October 20, 2014, 2,000,000 shares of common stock were issued as part of the compensatory terms of the Terms of Farm-out Agreement to acquire a working interest in an oil and gas lease entered into by the Company.

On November 1, 2014, 100,000 shares of common stock that were purchased at $0.05 per share for total proceeds of $5,000 and issued on July 31, 2014 were cancelled. The $5,000 has been reclassed as an advance to the Company.

On August 18, 2015, 500,000 shares of restricted common stock were issued as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

On October 6, 2015 pursuant to the closing of a private placement, 100,000 shares of restricted common stock at a purchase price of $0.05 per share for total proceeds of $5,000 was issued.

On October 6, 2015 pursuant to the closing of a private placement, 400,000 shares of restricted common stock at a purchase price of $0.05 per share for total proceeds of $24,000 was issued.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6.	RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of October 31, 2015 (July 31, 2015 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the three months ended October 31, 2015, $Nil was paid to the officer (October 31, 2014 - $12,500). The officer has resigned. As of October 31, 2015, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

For the three months ended October 31, 2015, total payments of $3,100 (October 31, 2014 - $9,750) were made to an officer of the Company for consulting services.

7.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after October 31, 2015 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and nightclubs in the Seattle area, in the State of Washington. We acquired one Boxer that had been placed in Lynwood, Washington. However, the machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to oil and gas and mineral exploration.

Current Business

Coleman County, Texas – Three well rework/recompletion project

On October 14, 2014, we entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production by committing to do the following:

●	Re-Work and place back into production two wells
●	Re-Complete the third well and place into production
●	Pay $50,000 in cash
●	Issue to Cooper or its designee(s) 2,000,000 restricted shares of the Company’s common stock

The total consideration to acquire the 75% working interest is estimated at $336,000, which amount includes all work requirements, and common stock valued at $0.10 based upon our current share price of $0.11 as at October 14, 2014. The Net Revenue Interest is 56.25% and consists of approximately 206.5 acres, more or less, in Coleman County, Texas. This lease has no depth limit.

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

Callahan County, Texas – Shallow Oil project

On July 7, 2014, we acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. Our plan is to rework all three of the wells to place them back into production and drill new wells to fully develop the acreage. No work was conducted during the fiscal year. We acquired a 75% working interest in the lease including the existing wells and equipment by committing to do the following:

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

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, we acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive. No work was conducted during the fiscal year. We acquired 60% of the working interest in this lease by conducting the following:

●	Prepare an an independent geological report on the lease
●	Agreeing to drill one (1) new well prior to August 1, 2015
●	Pay $15,000 in cash on or before October 1, 2014
●·	Issuing 1,000,000 restricted shares of the Company’s common stock to Grasshoppers or its designees.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. We are currently in discussions to amend the terms of the lease.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2015, which are included herein.

Our operating results for the three months ended October 31, 2015 and 2014 are summarized as follows:

	Three Months Ended October,
	2015	2014
Revenue	$7,900	$	Nil
Distributions	$(5,186)	$	Nil
Gross Profit	$2,714	$	Nil

Mineral property expenditures	$25,390		$5,000
General and administrative	$16,521		$44,721
Net Income (Loss)	$(39,197)		$(49,721)

For the three months ended October 31, 2015, we had a net loss of $39,297 as compared to the net loss of $49,721 for the three months ended October 31, 2014. Our net loss was higher in the previous three months ended October 31, 2014 primarily due to higher Mineral property expenditures. Since inception to date, we have an accumulated deficit of $856,532.

Revenue

We earned $7,900 in revenue for the three months ended October 31, 2015. We had not earned any revenues prior to this quarter.

Cost of Goods Sold

We paid distributions of $5,186 in relation to the revenue earned for the three months ended October 31, 2015. We have not paid distributions prior to this quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At July 31,
	2015	2015
Current Assets	$551	$4,720
Current Liabilities	$472,818	$466,790
Working Capital (Deficit)	$(472,267)	$(462,070)

Our total current assets as of October 31, 2015 were $551 as compared to total current assets of $4,720 as of July 31, 2015. The decrease solely due to amortization of prepaid expenses. The increase in current liabilities in the current period was due to increase of accounts payable.

Cash Flows

	Three Months Ended October 31
	2015	2014
Net Cash Used by Operating Activities	$(30,669)	$(87,786)
Net Cash Used by Investing Activities	$(25,000)	$(194,250)
Net Cash Provided by Financing Activities	$54,000	$262,000
Decrease in Cash During the Period	$(1,669)	$(20,036)

Operating Activities

Cash used in operating activities was $30,669 for the three months ended October 31, 2015. Cash used by operating activities was 87,786 for the three months ended October 31, 2014 due to increased Mineral property expenditures, and pay down of Accounts Payable and Oil and Gas Lease payable in the prior three month period.

Investing Activities

Cash used by investing activities decreased from $194,250 for the three months ended October 31, 2014 to $25,000 for the three months ended October 31, 2015, related to the sale of 37.5% working interest of 3 wells in the Coleman multiple wells project in the prior three month period ended October 31, 2014.

Financing Activities

Cash provided by financing activities was $262,000 for the three months ended October 31, 2014 primarily due to the issuance of common stock of the Company. Cash provided by financing activities for the three months ended October 31, 2015 was $54,000 due to issuance of restricted common stock.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2015, cash and cash equivalents of $501 (July 31, 2015 - $2,170) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $Nil for the three months ended October 31, 2015 (October 31, 2014 – gain of $735).

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

We have yet to establish any history of profitable operations. As at October 31, 2015, we have an accumulated deficit of $856,532 and a total stockholders’ deficiency of $216,743. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the three months ended October 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)	Interactive Data File (Form 10-Q for the Three Months Ended October 31, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 22, 2015	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director