Form 10-Q
period 2016-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2016-04-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2016

or

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

18,494,484 common shares issued and outstanding as of April 14, 2016.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Six Months ended January 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six months ended January 31, 2016 form part of this quarterly report. All currency references in this report are to United States dollars unless otherwise noted.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2016 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

Page #

Balance Sheets as of January 31, 2016 (Unaudited) and July 31, 2015 (Audited)	5

Unaudited Statements of Operations and Comprehensive Loss for the Six Months ended January 31, 2016 and 2015	6

Unaudited Statements of Cash Flows for the Six Months ended January 31, 2016 and 2015	7

Condensed Notes to Unaudited Interim Financial Statements	8-16

NORTHERN MINERALS & EXPLORATION LTD.

BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$18,576	$2,170
Prepaid expenses	6,250	2,500
Receivable on working interest	50	50

Total Current Assets	24,876	4,720
Other Assets
Mineral rights and properties	2,040,460	2,088,460
Advance royalties	20,000	20,000

Total Other Assets	2,060,460	2,108,460

TOTAL ASSETS	$2,085,336	$2,113,180

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	35,172	30,171
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	15,882	15,882
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Advance – Coach Capital, LLC	30,000	30,000
Advance – other	9,000	5,000
Convertible debt	85,000	85,000
Total Current Liabilities	475,791	466,790

Property option payable	1,419,450	1,444,450

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 18,494,484* shares issued and outstanding at January 31, 2016 16,144,484* shares issued and outstanding at July 31, 2015	18,495	16,145
Additional paid-in-capital	1,093,155	1,003,130
Deficit accumulated during the development stage	(921,555)	(817,335)
Total Stockholders’ Deficiency	190,095	201,940

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,085,336	$2,113,180

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2016	2015	2016	2015

Revenue	18,225	-	26,125	-
Distributions	(10,937)	-	(16,123)	-
Total Gross Profit	$7,288	$-	$10,002	$-

Mineral property expenditures	8,402	700	33,792	5,700
G&A expenses	63,909	36,085	80,430	80,806
Total Expenses	72,311	36,785	114,222	86,506

Loss from continuing operations	(65,023)	(36,785)	(104,220)	(86,506)
Gain (loss) from discontinued operations, net	-	-	-	-
Net Loss & Comprehensive Loss	$(65,023)	$(36,785)	$(104,220)	$(86,506)

Basic net loss per share from continuing operations	$(0.0038)	$(0.0023)	$(0.0062)	$(0.0058)
Basic net loss per share from discontinued operations	$-	$-	$-	$-

Basic net loss per share for the period	$(0.0038)	$(0.0023)	$(0.0062)	$(0.0058)
Weighted average number of common shares outstanding	17,188,506 *	16,145,571 *	16,935,517 *	15,011,332 *

* Reflects the 10:1 reverse stock split effective August 13, 2013 on a retroactive basis.

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
Cash Flows from (used in) Operating Activities
Net loss	$(104,220)	$(86,506)
Gain (loss) from discontinued operations	-	-
Loss from continuing operations	(104,220)	(86,506)
Adjustments made to reconcile net loss to net cash from Operating activities
Prepaid expenses	(3,750)	(6,250)
Accounts payables and accrued liabilities	5,001	(23,692)
Oil & gas lease payable	-	(23,500)
Net cash provided by (used) for operating activities	(102,969)	(139,948)

Cash Flows from (used in) Investing Activities
Purchase of mineral rights and properties	73,000	(150,050)
Net Cash used in Investing Activities	73,000	(150,050)

Cash Flows from (used in) Financing Activities
Sale of common stock	42,375	260,000
Repayment of temporary loan	-	(3,000)
Other advances	4,000	5,000
Net cash provided by financing activities	46,375	262,000

Net increase in cash and equivalents	16,406	(27,998)

Cash and equivalents at beginning of the period	2,170	35,400
Cash and equivalents at end of the period	$18,576	$7,402

Supplemental cash flow information:

Non-cash Activities
Committed advances for mineral rights & properties options	-	-

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2016

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

January 31, 2016

1.	ORGANIZATION AND BUSINESS OPERATIONS – Continued

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $921,555. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next six months ending July 31, 2016.

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2016, cash and cash equivalents of $18,576 (July 31, 2015 - $2,170) was held as bank balance.

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

January 31, 2016

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

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards the Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $Nil for the six months ended January 31, 2016 (January 31, 2015 – gain of $377).

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

January 31, 2016

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

January 31, 2016

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

January 31, 2016

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

As of January 31, 2016 we have paid $142,500 in option payments, issued 1,850,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

January 31, 2016

5. CAPITAL STOCK

a)	Authorized Stock

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuances

At January 31, 2016, there are 18,494,484* common stock issued and outstanding:

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

January 31, 2016

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

On October 6, 2015 pursuant to the closing of a private placement, 400,000 shares of restricted common stock at a purchase price of $0.05 per share for total proceeds of $18,750 was issued.

On January 28, 2016 pursuant to the closing of a private placement, 100,000 shares of restricted common stock at a purchase price of $0.04 per share for total proceeds of $4,000 was issued.

On January 28, 2016 pursuant to the closing of a private placement, 1,250,000 shares of restricted common stock at a purchase price of $0.275 per share for total proceeds of $34,375 was issued.

* The figures and amounts give retroactive effect of the 10:1 reverse stock split effective August 13, 2013.

6.	RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of January 31, 2016 (July 31, 2015 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Northern Minerals & Exploration Ltd.

Condensed Notes to Unaudited Interim Financial Statements

January 31, 2016

6.	RELATED PARTY TRANSACTIONS – Continued

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and goes through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the six months ended January 31, 2016, $Nil was paid to the officer (January 31, 2015 - $12,500). The officer has resigned. As of January 31, 2016, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

For the six months ended January 31, 2016, total payments of $32,900 (January 31, 2015 - $22,200) were made to an officer of the Company for consulting services.

7.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2016 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2016, which are included herein.

Our operating results for the six months ended January 31, 2016 and 2015 are summarized as follows:

	Six Months Ended January,
	2016	2015
Revenue	$26,125	$ Nil
Distributions	$(16,123)	$ Nil
Gross Profit	$10,002	$ Nil

Mineral property expenditures	$33,792	$5,700
General and administrative	$80,430	$80,806
Net Income (Loss)	$(104,220)	$(86,506)

For the six months ended January 31, 2016, we had a net loss of $104,220 as compared to the net loss of $86,506 for the six months ended January 31, 2015. Our net loss was higher in the current six months ended January 31, 2016 primarily due to lease payments for the working interest in the mineral properties. Since inception to date, we have an accumulated deficit of $921,555.

Revenue

We earned $26,125 in revenue for the six months ended January 31, 2016. We began earning revenues in Q1 2016.

Cost of Goods Sold

We paid distributions of $16,123 in relation to the revenue earned for the six months ended January 31, 2016. We began paying distributions in Q1 2016.

Liquidity and Financial Condition

Working Capital

	At January 31,	At July 31,
	2016	2015
Current Assets	$24,876	$4,720
Current Liabilities	$475,791	$466,790
Working Capital (Deficit)	$(450,915)	$(462,070)

Our total current assets as of January 31, 2016 were 24,876 as compared to total current assets of $4,720 as of July 31, 2015. The increase is due to the increase in cash from private placements as well as an increase in prepaid expenses in the current period. The increase in current liabilities in the current period was due to increase of accounts payable.

Cash Flows

	Six Months Ended January 31
	2016	2015
Net Cash Used by Operating Activities	$(102,969)	$(139,948)
Net Cash Used by Investing Activities	$73,000	$(150,050)
Net Cash Provided by Financing Activities	$46,375	$262,000
Decrease in Cash During the Period	$16,406	$(27,998)

Operating Activities

Cash used in operating activities was $102,969 for the six months ended January 31, 2016. Cash used by operating activities was 139,948 for the six months ended January 31, 2015 due to pay down of Accounts Payable and Oil and Gas Lease payable in the prior six month period.

Investing Activities

Cash used by investing activities decreased from $150,050 for the six months ended January 31, 2015 to cash provided of $73,000 for the six months ended January 31, 2016, related to the sale of 37.5% working interest of 3 wells in the Coleman multiple wells project in the prior six month period ended January 31, 2015.

Financing Activities

Cash provided by financing activities was $262,000 for the six months ended January 31, 2015 primarily due to the issuance of common stock of the Company. Cash provided by financing activities for the six months ended January 31, 2016 was $46,375 due to issuance of restricted common stock.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2016, cash and cash equivalents of $18,576 (July 31, 2015 - $2,170) was held as bank balance.

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

Foreign Currency Translation

Our financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards Our company maintains our accounting records in US dollars, which is the functional, and reporting currency. Foreign exchange gain amounted to $Nil for the six months ended January 31, 2016 (January 31, 2015 – gain of $377).

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

We have yet to establish any history of profitable operations. As at January 31, 2016, we have an accumulated deficit of $921,555 and a total stockholders’ deficiency of $190,095. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the six months ended January 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the Six Months Ended January 31, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.
**	(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: April 14, 2016	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director