Form 10-K
period 2016-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2016-11-30
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           July 31, 2016

Commission File Number           333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1889 FM 2088, Quitman, Texas	75783
(Address of principal executive offices)	(Zip Code)

(254) 631-2093
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

26,497,818 common shares issued and outstanding as of November 30, 2016.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2016

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Corporate History and Background

We were incorporated on December 11, 2006 under the laws of the State of Nevada.

We were originally a company involved in the placing of strength testing amusement gaming machines called Boxers in venues such as bars, pubs and nightclubs in the Seattle area, in the State of Washington. We acquired one Boxer that had been placed in Lynnwood, Washington. However, the machine was de-commissioned as it needed material repairs. We were not able to secure sufficient capital for these repairs and our management decided to change our business focus to on oil and gas and mineral exploration.

Current Business

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. For additional information on the Coleman County, Texas – Three well rework/re-completion project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Shallow Oil project

On July 7, 2014, we acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. Our plan is to rework all three of the wells to place them back into production and drill new wells to fully develop the acreage. No work was conducted during the fiscal year. Terms are being negotiated for addition time to perform the terms of the agreement. As of the date of this report no definitive terms have been reached. For additional information on the Callahan County, Texas Shallow Oil Project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, we acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive. No work was conducted during the fiscal year. Terms are being negotiated for addition time to perform the terms of the agreement. As of the date of this report no definitive terms have been reached. For additional information on the Callahan County, Texas – Mississippi Project - See ITEM 2 PROPERTIES.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. The Guinn #1 Olson well is 90’ high to a well 1000’ to the southeast and 42’ high to a well 1,150’ to the northwest. The Guinn well had a show and a tremendous buildup in the Palo Pinto Reef. The structural buildup and reef buildup across the acreage and close similarities to the Strand Field make this a very good prospect. For additional information on the Jones County, Texas project - See ITEM 2 PROPERTIES.

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

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). No work was conducted on the property during the current fiscal year. Subsequent to July 31, 2016 the Company was negotiating to amend its option agreement with AHL Holdings and Golden Sands. For additional information see ITEM 2 PROPERTIES.

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

Mining activities at the Properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

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

Employees

As of July 31, 2016 we do not have any employees. Our three officers, Roger Autrey, Howard Siegel and Ivan Webb act as consultants. Mr. Autrey was appointed Secretary on September 19, 2013. Mr. Siegel was appointed as a director on April 23, 2014. Mr. Siegel was appointed as President, Chief Executive Officer, Chief Financial Officer, and Treasurer on April 24, 2014. Mr. Webb was appointed as Vice President and a director on March 16, 2015.

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

We have yet to establish any history of profitable operations. As at July 31, 2016, we have an accumulated deficit of $1,002,485 and total stockholders’ equity of $217,165. We began generating revenues in October 2015. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2016 and 2015, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended July 31, 2016, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we can earn very little revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 1889 FM 2088, Quitman, Texas 75783. Our mailing address is 1889 FM 2088, Quitman, Texas 75783.

As of July 31, 2016, we owned or had lease on the following properties:

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

The Concho Richey #1 became the primary producer on this lease following the re-completion in the Gray Formation (“Gray”). The Concho Richey #1 is located due west 660’ from the Olympia Hale #1 well that has produced more than 71,000 BBLS and over 190 MMCFG from the Gray since 1986 (approximately 30 years). In July 2015 the Companyre-completed this well in the Gray Sand. The Gray Sand formation (3,860’) is a clean sand with section having 34% porosity with good permeability. This well came in with an initial production rate of 65 barrels of oil and 100 MCF of gas per day. It was averaging about 14 barrels of oil and 75 MCF of gas per day with about 10 barrels of saltwater before a hole came in the casing in June 2016. Subsequent to the end of the fiscal year we were able to successfully conduct a cement squeeze to seal off the casing leak. The well was brought back into production. Further work is planned on both the J.E. Richey #1 & 3 wells in an effort to improve production.

Location and Access

The location of the 206.5 acre J.E Richey Lease is approximately 3.5 miles west of the community of Novice, Texas located in the central part of Coleman County which is south approximately 45 miles of the city of Abilene, Texas. Access to the lease is excellent with good access to county roads and lease roads. The terrain is rolling hills with no abnormal location or access problems.

Ownership Interest

The Company owns 25% of the working interest in these three wells covering 60 acres and 87.5% working interest in rest of lease covering 146.5 acres.

History of Operations and Geology

The following is a summary of each of the three wells originally drilled by ARCO and the fourth well drilled by J.V. Rhyne a local operator in the Abilene, Texas area:

J.E. Richey #1 Well – was completed in the Gray Sand in 1981 and came in with an initial production rate of 167 barrels and 118 MCF per day with no saltwater from the Gray Sand formation. The well is only open in the Gray and has the Upper Capps formation up the hole for future testing.

J.E. Richey #2 Well – initially was completed in the Lower Ellenburger in 1982 coming it at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in.

J.E. Richey #3 Well – was completed in the Morris in 1982, which had an initial production rate of 2,075 MCF per day. This well has been shut in since 2010. The well is only open in the Morris with potential to open up the Gray Sand. The Upper Capps formation is also present up the hole to test.

Concho Richey #1 Well – was initially completed in the Ellenburger coming in at 1,200 MCF per day in 2005. The Ellenburger came in strong but quickly began to produce saltwater within a few months of production. In 2006 a re-completion attempt was made up the hole in the Tannehill formation (1700 Feet), where an oil show was recorded in the mud logs, in hopes of making a field discovery. Due to a poor cement bond the re-completion was not successful in the Tannehill. The well was shut in awaiting further reworking and/or re-completion in 2006.

Callahan County, Texas – Shallow Oil project:

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company failed to meet the terms of the Farm-Out Agreement; however subsequent to the end of the fiscal year ended July 31, 2016, the Company is in negotiations to amend the Farm-Out Agreement to allow additional time due the down-turn in the oil/gas industry.

History of Operations and Geology

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

Present Conditions and Plan of Exploration

The lease acquired by the Company is currently not producing and has not produced since November 2012. The Company’s plan is to re-work all three of the wells to place them back into production and drill new wells during the 2016/17 fiscal year. The wells to be re-worked are the Isenhower #1, #1B & #2B and the saltwater injection well Isenhower #9. The Company is currently in discussions to amend the terms of the lease.

Callahan/Eastland Mississippi Reef Play:

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

Jones County, Texas – Palo Pinto Reef Project:

Location & Access:

The 160 acre lease known as the Olson is located approximately 6 miles southeast of the city of Stamford, Texas that basically sits on the county line of Jones and Haskell counties, on the north side of Jones County, Texas. Of particular importance is the location of the Olson Lease lies approximately 1.5 miles southeast of the Strand Oil Field, a Palo Pinto Reef Oil Field. Access to the lease is excellent with good access to county roads and lease roads. The terrain is rolling hills with no abnormal location or access problems.

The Olson Lease is in an area geographically known as the Eastern Shelf of the Permian Basin. It is influenced by the Bend Arch to the East and the South as it approaches the Llano Uplift. This area is best known for the several producing formations that are stratigraphically and structurally used as trapping oil and gas.

The principal target formation for the Olson Lease is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation with a high yield of cumulative oil production. The Strand Oil Field is a Palo Pinto Reef Oil Field, discovered in 1940, that consists of only 8 wells that has produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well.

Ownership Interest

During the fiscal year the Company acquired 100% of the working interest in the oil and gas lease known as the Olson covering approximately 160 acres for $30,000 including legal, landman, lease bonus, geological mapping etc.

History of Operations and Geology

The Olson Lease is focused on the Palo Pinto formation as it primary target for drilling. The structure of the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. The Guinn #1 Olson well is 90’ high to a well 1000’ to the southeast and 42’ high to a well 1,150’ to the northwest. The Guinn well had a show and a tremendous buildup in the Palo Pinto Reef (at approximately 3,350’). The structural buildup and reef buildup across the acreage and close similarities to the Strand Field make this a very good prospect.

The oil wells in the Strand Oil Field lie in a northwest to southeast direction which is the same layout of the contours mapped on top of the Palo Pinto Reef covering the Olson Lease. As previously stated the Strand Oil Field was discovered in 1940 making it not uncommon for a number of dry holes to be drilled looking for the structural development of the Palo Pinto Reef.

The following is a brief geological description of the Palo Pinto Reef:

The Palo Pinto Reef is a Limestone Formation that was formed during the Carboniferous period, which was during the end of the Paleozoic Era and at the beginning of the Devonian Era. Typical Palo Pinto Reef wells are known for their high rate of production and quick payout. A known Palo Pinto Reef Field in this area is the Strand Oil Field which has produced over 1.7 million barrels of oil from 8 wells and is located approximately 1.5 miles from the Olson lease. A new well is proposed to be drilled on the Olson lease to test the Palo Pinto Reef.

Index of Oil & Gas Abbreviations

INDEX

ABBREVIATION	DEFINITION
BBL	Barrel of oil, 42 US standard gallons
MCF	Thousand Cubic Feet of natural Gas
MMCF	Million Cubic Feet of natural gas
RRC	Railroad Commission of Texas, regulatory authority for governing the operations of oil and gas activities

Winnemucca Mountain Property:

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013, August 26, 2013 and July 30, 2014) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the company acquired an option to purchase a revised 80%, in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Properties in Humboldt County, Nevada. The Winnemucca Mountain Property is currently comprised of 208 unpatented mining claims covering an area of approximately 3,800 acres. As consideration our company is required to make cash and share payments and complete work expenditures. As part of the joint venture, we are solely responsible for financing and will act as the sole operator in consideration of a fee.

AHL Holdings and Golden Sands will also retain a 3% net smelter royalty in the event that we initiate mineral production on the Winnemucca Mountain Property.

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). No work was conducted on the property during the current fiscal year. Subsequent to July 31, 2016 the Company was negotiating to amend its option agreement with AHL Holdings and Golden Sands

Location and Access

The Winnemucca Mountain Property is located in north-western Nevada, approximately 4 miles northwest of the municipality of Winnemucca. The property is within the Winnemucca Mountain Mining District of Humboldt County. The claims are situated on the west flank of Winnemucca Mountain. A map showing the location of and access to the Winnemucca Mountain Property is attached below.

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

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). Pursuant to this amended and restated agreement, our remaining outstanding obligations are as follows:

1.	To pay Golden Sands:

a.	$20,000 by January 31, 2015 (extended from January 31, 2014);
b.	$50,000 by December 31, 2015 (extended from December 31, 2014);
c.	$150,000 by December 31, 2016 (extended from December 31, 2015);
d.	$400,000 by December 31, 2017 (extended from December 31, 2016); and
e.	$1,000,000 by December 31, 2018 (extended from December 31, 2017);

2.	Issue and deliver shares to Golden Sands as follows:

a.	1,250,000 common shares of our company on August 26, 2014;
b.	500,000 shares by August 31, 2015 (extended from September 30, 2013);
c.	500,000 shares by December 31, 2015 (extended from December 31, 2014); and
d.	500,000 shares by December 31, 2016 (extended from December 31, 2015);

3.	Incur exploration expenses as follows:

a.	incur exploration expense of at least $250,000 by December 31, 2015 (increased and extended from $150,000 by July 1, 2014, respectively). As of July 31, 2016, there has been exploration expenses totaling $21,028;
b.	incur cumulative exploration expense of at least $1,000,000 by December 31, 2016 (increased and extended from $250,000 by December 31, 2014, respectively);
c.	incur cumulative exploration expense of at least $2,000,000 by December 31, 2017 (extended from December 31, 2016); and
d.	incur cumulative exploration expense of at least $4,000,000 by December 31, 2018 (extended from December 31, 2017);

4.	Further, we are to:

a.	prepare a feasibility report pertaining to the property, authored by a qualified person, reasonably acceptable to AHL Holdings and Golden Sands by December 31, 2019 (extended from December 31, 2018);
b.	deliver to AHL Holdings and Golden Sands a notice of exercise of option and compliance certificate by December 31, 2019 (extended from December 31, 2018);
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

As of July 31, 2016 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement. The Company is currently in discussions to obtain an extension on the terms of the amended and restated option agreement dated July 30, 2014.

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

In 2006-2007 Meridian Minerals Corp. acquired an option on the property from Evolving Gold Corp. Meridian conducted two separate drilling programs on the property. Twelve angled holes were drilled, totaling 7473 feet. In 2007 four additional angled holes were subsequently drilled totaling 2,659 feet. This drilling, targeted northwest and northeast striking veins to the northeast of the Swordfish Zone, and a further 3 holes targeted a vein system in the very north of the Property This drilling intersected lower grade mineralization than the moderate to high grade intercepts in the Swordfish Zone.

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

Mineral deposits have been found in all rock units exposed in the county. At least three periods of epigenetic ore mineral deposition have been recognized. The oldest are the iron deposits in the Jackson Mountains. Contact metamorphic tungsten and vein deposits belong to the second period, developed in conjunction with the emplacement of Cretaceous and Tertiary intrusive rocks. The third, late Tertiary, depositional episode includes mercury, uranium and gold-silver deposits, including the Getchell and Sleeper gold deposits. Most Tertiary mineral deposits in northern Nevada are distributed linearly as a result of deep crustal controls including the Carlin and Battle Mountain trends.

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

The sedimentary rocks are cut by several small intrusive bodies. The largest is a Jurassic-Cretaceous stock which intrudes Winnemucca Formation rocks on the southern side of Winnemucca Mountain, measuring approximately 6,600 by 9,075 feet. The intrusive contains no quartz but, in general, contains more plagioclase than mafic minerals so is compositionally a diorite. A small body of Tertiary volcanic rocks has been identified on the west side of Winnemucca Mountain.

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

For the Fiscal Year Ended July 31, 2016	High	Low
Quarter ended July 31, 2016	$0.05	$0.023
Quarter ended April 30, 2016	$0.03	$0.018
Quarter ended January 31, 2016	$0.046	$0.025
Quarter ended October 31, 2015	$0.14	$0.04

For the Fiscal Year Ended July 31, 2015
Quarter ended July 31, 2015	$0.12	$0.04
Quarter ended April 30, 2015	$0.085	$0.052
Quarter ended January 31, 2015	$0.12	$0.06
Quarter ended October 31, 2014	$0.19	$0.115

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

HOLDERS

As of November 30, 2016, there were approximately 47 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 30, 2016, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

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

Private Placement of Units

Effective August 18, 2015, 500,000 shares of restricted common stock at a price of $0.05 per unit ($25,000 in the aggregate) were issued as part of the compensatory terms of the mineral rights option agreement entered into by the Company.

Effective October 6, 2015, we issued 100,000 units at a price of $0.05 per unit ($5,000 in the aggregate) to 1 investor. All 100,000 units were issued to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective October 6, 2015, we issued 400,000 units at a price of $0.06 per unit ($24,000 in the aggregate) to 1 investor. All 400,000 units were issued to 1 non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective January 2, 2016 we issued 100,000 units at a price of $0.04 per unit ($4,000 in the aggregate) to 1 investor. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.10. All 100,000 units were issued to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective January 15, 2016, we issued 1,250,000 units at a price of $0.275 per unit ($34,375 in the aggregate) to 1 investor. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.10. All 1,250,000 units were issued to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective June 1, 2016, we issued 333,334 units at a price of $0.03 per unit ($10,000 in the aggregate) to 1 investor. Each unit consists of 1 share of our common stock and one half share purchase warrant with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.10. All 333,334 units were issued to 1 U.S. person in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective June 1, 2016, we issued 7,000,000 units at a price of $0.014 per unit ($98,000 in the aggregate) to 3 investors. Each unit consists of 1 share of common stock. 2,000,000 share purchase warrants were also issued with each full warrant exercisable for a period of 12 months to purchase one common share at the price of $0.10. All 7,000,000 units were issued to 3 U.S. persons in reliance on the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2016.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis compares our results of operations for the year ended July 31, 2016 to the same period in 2015. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended July 31, 2016. This annual report contains certain forward-looking statements that reflect our plans, estimates and beliefs, and our actual operation results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2016, which are included herein.

Our operating results for the years ended July 31, 2016 and 2015 are summarized as follows:

	Year Ended July 31,
	2016	2015
Revenue	$14,301	$	Nil
Mineral property expenditures	$(18,133)		$(123,901)
General and administrative	$(181,318)		$(183,027)
Net Income (Loss)	$(185,150)		$(306,928)

For the year ended July 31, 2016, we had a net loss of $185,150 as compared to the net loss of $306,928 for the year ended July 31, 2015. Our net loss was much higher in the prior year ended July 31, 2015 primarily due to ramp up of operations in our mineral property business without earning any revenues. Our accumulated deficit to July 31, 2016 was $1,002,485.

Revenue

We began earning revenues in Q1 2016. For the year ended July 31, 2016, we had Revenue of $14,301 as compared to Revenue of $Nil for the prior year ended July 31, 2015.

Liquidity and Financial Condition

Working Capital

	At July 31,	At July 31,
	2016	2015
Current Assets	$7,789	$4,720
Current Liabilities	$481,978	$466,790
Working Capital (Deficit)	$(474,189)	$(462,070)

Our total current assets as of July 31, 2016 were $7,789 as compared to total current assets of $4,720 as of July 31, 2015. The increase was primarily due to receipt of cash for our revenues. Our total current liabilities as of July 31, 2016 were $481,978 as compared to total current liabilities of $466,790 as of July 31, 2015. The increase in current liabilities was attributed to corresponding increase of accounts payable and other advances with increased operations.

Cash Flows

	Year Ended July 31,
	2016	2015
Net Cash Used by Operating Activities	$(173,961)	$(359,980)
Net Cash Used by/from Investing Activities	$(2,344)	$64,750
Net Cash Provided by Financing Activities	$179,374	$262,000
Increase/(Decrease) in Cash During the Year	$3,069	$(33,230)

Operating Activities

Cash used by operating activities went from $359,980 for the year ended July 31, 2015 to cash used of $173,961 for the year ended July 31, 2016 due to oil and gas revenues earned in the current year and less incurred for mining expenses due to management’s focus on oil and gas activities in the current year.

Investing Activities

Cash from investing activities decreased from $64,750 for the year ended July 31, 2015 to cash used for investing activities of $2,344 for the year ended July 31, 2016 due to sale of further mineral rights and properties and stock issued to pay down property option payable offset by payments made for oil and gas properties.

Financing Activities

Cash provided by financing activities was $179,374 for the year ended July 31, 2016 and $262,000 for the year ended July 31, 2015 due to proceeds of convertible debt in the prior year.

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

Basis of Presentation

The accounting and reporting policies of our company conform to U.S. generally accepted accounting principles (US GAAP).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2016, we had cash and cash equivalents of $5,239 (July 31, 2015 - $2,170).

Long Lived Assets

Property consists of mineral rights purchases as stipulated by underlying agreements and payments made for oil and gas exploration rights. Our company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. Our company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. Cost of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We have chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once our company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When our company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, our company has not established the commercial feasibility of any exploration prospects; therefore, all costs are to be expensed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN MINERALS & EXPLORATION LTD.

509.624.9223	802 N. Washington St.
mail@fruci.com	Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Minerals & Exploration Ltd.

We have audited the accompanying balance sheet of Northern Minerals & Exploration Ltd. as of July 31, 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended July 31, 2016. Northern Minerals & Exploration Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals & Exploration Ltd. as of July 31, 2016, and the results of its operations and its cash flows for the year ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has an accumulated deficit of $1,002,485 and intends to fund future operations through equity financing arrangements. These factors raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Spokane, Washington

November 30, 2016

NORTHERN MINERALS & EXPLORATION LTD.

BALANCE SHEETS

	July 31,	July 31,
	2016	2015

ASSETS

Current Assets
Cash	$5,239	$2,170
Prepaid expenses	2,500	2,500
Receivable on working interest	50	50

Total Current Assets	7,789	4,720
Other Assets
Mineral rights and properties	1,993,460	2,088,460
Oil and gas properties	97,344	-
Advance royalties	20,000	20,000
Total Other Assets	2,110,804	2,108,460

TOTAL ASSETS	$2,118,593	$2,113,180

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$41,359	$30,171
Current portion of property option payable	225,000	225,000
Oil & gas lease payable	15,882	15,882
New loan – third party	50,990	50,990
Advances from officers	24,747	24,747
Advance – Coach Capital, LLC	30,000	30,000
Advance – other	9,000	5,000
Convertible debt	85,000	85,000

Total Current Liabilities	481,978	466,790

Property option payable	1,419,450	1,444,450

TOTAL LIABILITIES	1,901,428	1,911,240

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 25,827,818 shares issued and outstanding at July 31, 2016 16,144,484 shares issued and outstanding at July 31, 2015	25,828	16,145
Additional paid-in-capital	1,193,822	1,003,130
Accumulated deficit	(1,002,485)	(817,335)

Total Stockholders’ Equity	217,165	201,940

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,118,593	$2,113,180

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015

Revenue	$14,301	$-

Mineral property expenditures	18,133	123,901
G & A expenses	181,318	183,027
Total Expenses	199,451	306,928

Net Loss	$(185,150)	$(306,928)

Basic and diluted net loss per share from operations	$(0.0098)	(0.0197)

Weighted average number of common shares outstanding – Basic and diluted	18,920,512	15,573,251

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	Common	Common Stock	Additional Paid-in	Retained
	Stock	Amount	Capital	Earnings	Total

Balance, July 31, 2014	13,344,484	$13,345	$745,930	$(510,407)	$248,868
Stock issued for cash on October 1, 2014 @ $0.05 per share	900,000	900	44,100		45,000
Stock issued for property on October 20, 2014 @ $0.001 per share	2,000,000	2,000	218,000		220,000
Cancellation on November 1, 2014 @ $0.05 per share	(100,000)	(100)	(4,900)		(5,000)
Net loss, July 31, 2015				(306,928)	(306,928)
Balance, July 31, 2015	16,144,484	$16,145	$1,003,130	$(817,335)	$201,940
Stock issued for property on August 18, 2015 @ $0.05 per share	500,000	500	24,500		25,000
Stock issued for cash on October 6, 2015 @ $0.05 per share	500,000	500	28,500		29,000
Stock issued for cash on January 2, 2016 @ $0.04 per share	100,000	100	3,900		4,000
Stock issued for cash on January 19, 2016 @ $0.275 per share	1,250,000	1,250	33,125		34,375
Stock issued for cash on June 1, 2016 @ $0.03 per share	333,334	333	9,667		10,000
Stock issued for cash on June 1, 2016 @ $0.014 per share	7,000,000	7,000	91,000		98,000
Net loss, July 31, 2016				(185,150)	(185,150)
Balance, July 31, 2016	25,827,818	$25,828	$1,193,822	$(1,002,485)	$217,165

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	Year Ended July 31, 2016	Year Ended July 31, 2015
Cash Flows from (used in) Operating Activities
Net loss	$(185,150)	$(306,928)
Adjustments made to reconcile net loss to net cash from Operating activities
Prepaid expenses	-	(2,500)
Receivable on working interest	-	(50)
Accounts payables and accrued liabilities	11,189	(26,384)
Oil & gas lease payable	-	(24,118)
Net cash used for operating activities	(173,961)	(359,980)

Cash Flows from (used in) Investing Activities
Sale of mineral rights and properties	95,000	64,750
Cash paid for oil and gas properties	(97,334)	-
Net cash used by investing activities	(2,344)	64,750

Cash Flows from (used in) Financing Activities
Sale of common stock	175,374	260,000
Repayment of temporary loan	-	(3,000)
Other advances	4,000	5,000
Net cash provided by financing activities	179,374	262,000

Net increase (decrease) in cash and equivalents	3,069	(33,230)

Cash and equivalents at beginning of the period	2,170	35,400
Cash and equivalents at end of the period	$5,239	$2,170

Supplemental cash flow information:

Common stock issued for mineral property rights	$25,000	$220,000
Interest paid in cash	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

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

The Company is working on the following projects:

Coleman County, Texas – Three well rework/recompletion project

On October 14, 2014, the Company entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. There is spacing available for new drilling of two or more wells. Beginning in May 2015 the Company started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. On March 20, 2015, the Company sold a 37.5% working interest in the three wells.

Callahan County, Texas – Shallow Oil project

On July 7, 2014, the Company acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. The Company’s plan is to rework all three of the wells to place them back into production and drill new wells to fully develop the acreage. No work was conducted during the fiscal year. Terms are being negotiated for addition time to perform the terms of the agreement. As of the date of this report, no definitive terms have been reached.

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, the Company acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive. No work was conducted during the fiscal year. Terms are being negotiated for addition time to perform the terms of the agreement. As of the date of this report, no definitive terms have been reached.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5  miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. The Guinn #1 Olson well is 90’ high to a well 1000’ to the southeast and 42’ high to a well 1,150’ to the northwest. The Guinn well had a show and a tremendous buildup in the Palo Pinto Reef. The structural buildup and reef buildup across the acreage and close similarities to the Strand Field make this a very good prospect.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

1. ORGANIZATION AND BUSINESS OPERATIONS – Continued

Winnemucca Mountain Gold Property, Nevada

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

The aggregate cash fee payable to exercise the option has been increased from $1,715,000 to $1,755,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 2,100,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of the Company’s common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

Effective July 30, 2014, the Company entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). No work was conducted on the property during the current fiscal year. Subsequent to July 31, 2016 the Company was negotiating to amend its option agreement with AHL Holdings and Golden Sands.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the instructions for Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern and Liquidity Considerations

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to date, the Company has an accumulated deficit of $1,002,485. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending July 31, 2017.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP).

b)	Fiscal Periods

The Company’s fiscal year end is July 31.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

2. SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at July 31, 2016, cash and cash equivalents of $5,239 (July 31, 2015 - $2,170) was held as bank balance.

e)	Long Lived Assets

Property consists of mineral rights purchases as stipulated by underlying agreements and payments made for oil and gas exploration rights. Our company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. Our company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

f)	Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. Cost of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We have chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once our company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When our company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, our company has not established the commercial feasibility of any exploration prospects; therefore, all costs are to be expensed.

g)	Oil and Gas Properties

The Company applies the successful efforts method of accounting for oil and gas properties. The Company capitalizes asset acquisition costs of mineral rights and leases. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties will be depleted on an equivalent unit-of-production basis in which total proved reserves will be the base used to calculate depletion.

h)	Fair Value Measurement

The Company follows FASB ASC 820, Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1: Observable market inputs such as quoted prices in active markets;

Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

i)	Financial Instruments and Risk Concentrations

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

j)	Income Taxes

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

k)	Basic and Diluted (Loss) per Share

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

l)	Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures compared to footnote disclosures under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its financial statements will be significant.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is effective for the Company in the first quarter of 2018. ASU 2014-09, as amended by ASU 2015-14, is effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within those years with early adoption permitted up to the first quarter of 2017. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial statements. The Company does not believe the impact of adopting ASU 2014-09 will be significant.

In April 2015, FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2015-03 on its financial statements will be significant.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not believe the impact of adopting ASU 2015-11 will be significant.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not believe the impact of adopting ASU 2015-17 will be significant.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-2 on its financial statements, and expects it will impact its current operating leases on its financial statements.

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

3.	MINERAL RIGHTS AND PROPERTIES – Continued

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

3.	MINERAL RIGHTS AND PROPERTIES – Continued

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

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

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

At July 31, 2016, there are 25,827,818 common stock issued and outstanding:

On October 1, 2014 pursuant to the closing of private placements, 900,000 shares of common stock at a purchase price of $0.05 per share for total proceeds of $45,000 was issued.

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

On October 6, 2015 pursuant to the closing of a private placement, 400,000 shares of restricted common stock at a purchase price of $0.06 per share for total proceeds of $24,000 was issued.

On January 2, 2016 pursuant to the closing of a private placement, 100,000 shares of restricted common stock at a purchase price of $0.04 per share for total proceeds of $4,000 was issued.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

5.	CAPITAL STOCK – Continued

On January 15, 2016 pursuant to the closing of a private placement, 1,250,000 shares of restricted common stock at a purchase price of $0.275 per share for total proceeds of $34,375 was issued.

On June 1, 2016 pursuant to the closing of a private placement, 333,334 shares of restricted common stock at a purchase price of $0.03 per share for total proceeds of $10,000 was issued.

On June 1, 2016 pursuant to the closing of private placements, 7,000,000 shares of restricted common stock at a purchase price of $0.014 per share for total proceeds of $98,000 was issued.

6.	WARRANTS

Warrants were issued during the year ended July 31, 2016 in conjunction with common stock issuances. All warrants had an exercise price of $0.10 and expire in one year. Activity for the year ended July 31, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at August 1, 2015	0	$0.00	0.0
Granted	2,841,667	$0.10	1.0

Outstanding at July 31, 2016	2,841,667	$0.10	0.75

Exercisable at July 31, 2016	2,841,667	$0.10	0.75

As of July 31, 2015, all previously issued warrants were expired and unexercised.

7.	RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 is still owed as of July 31, 2016 (July 31, 2015 - $24,747). The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On August 15, 2012, the Company entered into an Independent Contractor Agreement with the Company’s then newly appointed Chief Executive Officer, President and Director. The term of the agreement commenced on August 15, 2012 and went through to August 15, 2013, unless formerly terminated. The agreement continued on a month-to-month basis until March 15, 2014. On April 24, 2014, a Settlement Agreement was entered into for a lump sum in full compensation of outstanding compensation owed to the officer to March 15, 2014. In the year ended July 31, 2016, $Nil was paid to the officer (July 31, 2015 - $12,500). The officer has resigned. As of July 31, 2016, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

For the year ended July 31, 2016, total payments of $81,400 (July 31, 2015 - $83,350) were made to an officer of the Company for consulting services.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2016

8. INCOME TAX

We are subject to taxation in the U.S. and the State of Nevada. The Company is not current on its tax filings and is subject to examination until those filings take place.

The Company has no current or deferred income tax liability due to its operating losses.

The Company has federal net operating loss carryforwards totaling approximately $1,000,000 and $800,000 at July 31, 2016 and 2015, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $68,000 and $102,000 for the years ending July 31, 2016 and 2015, respectively.

Estimated deferred tax assets totaled $340,000 and $272,000 at July 31, 2016 and 2015, respectively. A 100% valuation allowance has been recorded to offset the deferred tax assets, due to uncertainty of the Company’s ability to generate future taxable income, in the amount of $374,000, resulting in a net deferred tax asset of $0.

We have analyzed the filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax positions be recognized.

9. SUBSEQUENT EVENTS

On August 15, 2016, the Company acquired an oil and gas lease covering 450 acres known as the Guy Ranch including the cased hole and equipment for the following expenditures plus the issuance of 670,000 shares of the Company’s restricted stock at a value of $16,750 ($0.025 per share).

Acreage Cost	$23,850
Geological Services	$15,000
Case Well and Equipment	$10,000

The Company evaluated all events or transactions that occurred after July 31, 2016 up through the date these financial statements were available for issuance. With the exception of the above, during this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our previous independent auditors George Stewart, CPA retired on November 1, 2016 and have appointed Fruci & Associates II, PLLC as their transition partner. We engaged Fruci & Associates II, PLLC on November 14, 2016 as our independent auditors to report on our balance sheet as of July 31, 2016, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending July 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are not effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	71	CEO, CFO, President, Treasurer and Director	April 24, 2014
Roger Autrey	57	Secretary	September 19, 2013
Ivan Webb	65	Vice President and Director	March 16, 2015
Ramzan Savji	65	CEO, CFO, President, Secretary, Treasurer and Director *	August 14, 2012

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

We believe that Mr. Webb’s professional background, management and corporate governance experience give him the qualifications and skills necessary to serve as Vice President as as a direcotr of our company. Mr.Webb was appointed on March 16, 2015.

Ramzan Savji

Ramzan Savji was appointed as our President, Chief Executive Officer, Treasurer, Secretary and Director on August 14, 2012. Mr. Savji has more than 30 years of experience in the banking and business sector. He has studied Banking and Business Administration in Germany and was employed with the Deutsche Bank A.G., Munich, Germany in their letters of credit department from June 1971 to August 1974. He then became the Area Representative for Societe Generale, the French & International Bank from May 1988 to April 1995. He covered Kenya, Uganda, Tanzania, Rwanda, Burundi and Malawi. He was responsible for building up and enhancing correspondent banking relationships between Societe Generale and the banks domiciled in the above countries. He was also responsible for lobbying and promoting business for the French companies and arranging short, medium and long-term lines of credit for project financing for both, the Public Sector as well the Private Sector.

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

Committees of the Board

All proceedings of our board of directors was conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our business, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that our directors do not qualify as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our business and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2016 and 2015; and

●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Howard Siegel(1) President, Chief Financial Officer, Chief Executive Officer and Treasurer	2016 2015 2014	500 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	500 N/A N/A
Roger Autrey(2) Secretary	2016 2015 2014	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Ivan Webb(3) Vice President	2016 2015	81,400 83,350	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	81,400 83,350
Ramzan Savji(4) President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2015 2014 2013 2012 2011	12,500 20,000 30,798 N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	12,500 20,000 30,798 N/A N/A
Michael Thiessen(5) Former President, Chief Financial Officer, Chief Executive Officer, Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014.

(2)	Roger Autrey was appointed Secretary on September 19, 2013.

(3)	Ivan Webb was appointed Vice President and a director on March 16, 2015.

(4)	Ramzan Savji was appointed president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012. He resigned as Secretary on September 19, 2013 and fully as an officer and director on April 24, 2014.

(5)	Michael Thiessen resigned as president, chief financial officer, chief executive officer, secretary and treasurer on August 14, 2012.

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

On March 16, 2015, Ivan Webb was appointed as Vice President and a director. For the twelve months ended July 31, 2016, Mr. Webb has been paid $81,400 (July 31, 2015 - $83,350) as compensation for his services.

On April 23, 2014, Howard Siegel was appointed as a director. On April 24, 2014, Mr. Siegel was further appointed as our President, Chief Financial Officer, Chief Executive Officer and Treasurer. For the twelve months ended July 31, 2016, Mr. Siegel was paid $500 (July 31, 2015 - $Nil).

On September 19, 2013, Roger Autrey was appointed as Secretary. Mr. Autrey does not receive compensation for his services.

On August 15, 2012, we entered into a consulting agreement with Ramzan Savji, whereby Mr. Savji agreed to provide services as chief executive officer, president and sole director of our company. In consideration for agreeing to provide such services, we had agreed to pay Mr. Savji a salary of $2,500 per month during the term of the consulting agreement in addition to $7,500 as an initial payment for the first three (3) months of services performed by Mr. Savji. On September 19, 2013, Mr. Savji resigned as Secretary and on April 24, 2014, Mr. Savji resigned from office. Pursuant to the Settlement Agreement, we have agreed to pay to Mr. Savji a lump sum of $20,000 in full consideration of outstanding compensation payable to him pursuant to his consulting agreement with the company.  Late payment will be subject to a $2,500 monthly penalty until the $20,000 is paid in full. As of July 31, 2016, $2,500 for the final month of consulting for September 2014 is still owed by the Company.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Grasshoppers Unlimited Inc.	N/A	Common stock, $0.001 par value	3,778,000	14.258%
Ely Sakhai	N/A	Common stock, $0.001 par value	2,700,000	10.190%
Andre Sakhai	N/A	Common stock, $0.001 par value	2,250,000	8.491%
Michelle Sakhai	N/A	Common stock, $0.001 par value	2,250,000	8.491%
Howard Sachs	N/A	Common stock, $0.001 par value	1,500,000	5.661%
Ivan Webb	N/A	Common stock, $0.001 par value	2,900,000	10.94%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 26,497,818 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 30, 2016. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with two directors, Howard Siegel and Ivan Webb. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our previous independent auditors George Stewart, CPA retired on November 1, 2016 and have appointed Fruci & Associates II, PLLC as their transition partner. We engaged Fruci & Associates II, PLLC on November 14, 2016 as our independent auditors to report on our balance sheet as of July 31, 2016, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2016 and for the fiscal year ended July 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2016 $	July 31, 2015 $
Audit Fees	12,800	11,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	12,800	11,900

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 30, 2016	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director

