Form 10-Q
period 2016-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-01-12
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1889 FM 2088 Quitman, Texas	75783
(Address of principal executive offices)	(Zip Code)

(903) 967-3338
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,897,818 common shares issued and outstanding as of January 10, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Three Months ended October 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Balance Sheets as of October 31, 2016 (Unaudited) and July 31, 2016 (Audited)	2

Condensed Statements of Operations for the Three Months ended October 31, 2016 and 2015 (Unaudited)	3

Condensed Statements of Cash Flows for the Three Months ended October 31, 2016 and 2015 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2016	2016
	(unaudited)
ASSETS
Current Assets:
Cash	$12,831	$5,239
Prepaid expenses	-	2,500
Receivable on working interest	-	50

Total Current Assets	12,831	7,789
Other Assets
Mineral rights and properties	-	1,993,460
Oil and gas properties	112,750	97,344
Advance royalties	-	20,000
Total Other Assets	112,750	2,110,804

TOTAL ASSETS	$125,581	$2,118,593

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,818	$41,359
Accrued interest	19,351	-
Accrued liabilities	65,054	-
Current portion of property option payable	116,000	225,000
Oil & gas lease payable	-	15,882
Advances from officers	-	24,747
Loans payable	89,990	89,990
Convertible debt	85,000	85,000

Total Current Liabilities	417,213	481,978

Property option payable	-	1,419,450

TOTAL LIABILITIES	417,213	1,901,428

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,497,818 and 25,827,818 shares issued and outstanding, respectively	26,499	25,828
Additional paid-in-capital	1,234,648	1,193,822
Accumulated deficit	(1,552,779)	(1,002,485)

Total Stockholders’ Equity	(291,632)	217,165

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$125,581	$2,118,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended October 31,
	2016	2015
Revenue	$-	$7,900
Distributions	-	5,186
Gross margin	-	2,714

Operating expenses:
Mineral property expenditures	33,141	25,390
General and administrative	27,333	16,521
Total operating expenses	60,474	41,911
Loss from operations	(60,474)	(39,197)

Other expense:
Interest expense	(19,351)	-
Loss on disposal of mineral rights	(470,469)	-
Total other expense	(489,820)	-

Net Loss	$(550,294)	$(39,197)

Loss per share, basic & diluted	$(0.02)	$(0.00)

Weighted average shares outstanding	26,461,405	16,682,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended October 31,
	2016	2015
Cash Flow from Operating Activities:
Net loss	$(550,294)	$(39,197)
Adjustments to reconcile net loss to net cash provided by (used in) Operating activities:
Loss on disposal of mineral rights	470,472	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,500	2,500
Receivable on working interest	50	-
Accounts payables and accrued liabilities	84,864	6,028
Net cash provided by (used) in operating activities	7,592	(30,669)

Cash Flows from Investing Activities
Purchase of mineral rights and properties	-	(25,000)
Net cash used in investing activities	-	(25,000)

Cash Flows from Financing Activities
Sale of common stock	-	54,000
Net cash provided by financing activities	-	54,000

Net increase (decrease) in cash	7,592	(1,669)

Cash at beginning of the period	5,239	2,170
Cash at end of the period	$12,831	$501

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

Supplemental disclosure of noncash activities:
Common stock issued for mineral property rights	$16,750	$-
Forgiveness of related party debt	$24,747	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

October 31, 2016

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

The Company is working on the following projects:

Coleman County, Texas – J.E. Richey Lease - Three well rework/recompletion project

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

Jones County, Texas – Olson Lease - Palo Pinto Reef project

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

Shackelford County, Texas – Guy Ranch Lease – Multiple Pay project

During the fiscal year ended July 31, 2016 the Company acquired a 100% working interest in the 430-acre Guy Ranch Lease in Shackelford County. Subsequently the Company entered into a farm-out agreement with a third party whereby the third party has the right to earn a 75% working interest in a 20 acre drilling unit of the 430-acre lease. The third party is to pay 100% of the costs to drill and complete a well on the 20 acres to earn a 75% working interest. We are to be carried for 25% of the working interest in the first well.

Winnemucca Mountain Gold Property, Nevada

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 208 unpatented mining claims covering an area of approximately 3,800 acres.

Effective July 30, 2014, the Company entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). The amended and restated option agreement dated July 30, 2014 was further amended by letter agreement on February 11, 2016. The aggregate cash fee payable to exercise the option was increased from $1,715,000 to $1,740,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 3,850,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of the Company’s common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the current fiscal year. Subsequent to the quarter ended October 31, 2016, the Company was given a default notice by the optionors on May 30, 2017, whereby the Company lost the right to earn an interest in the Winnemucca Mountain Property. At present the Company is in discussions with optionors to renegotiate the agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the three months ended October 31, 2016.

Revenue Recognition

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2016, the Company has an accumulated deficit of $1,552,779. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - MINERAL RIGHTS AND PROPERTIES

Coleman County – J.E. Richey Lease

On October 14, 2014, the Company entered into a Terms of Farm-out Agreement with Copper Basin Oil & Gas Inc. to acquire a working interest in an oil and gas lease in the J.E. Richey lease, which has 3 fully equipped wells, production flow lines, injection flow line, Tank battery consisting of two 300 BBL tanks, one 210 BBL tank with two separators. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment.

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

We were successful in the recompletion of the Concho Richey #1 well on the J.E. Richey Lease in the Gray formation in July 2015. The Concho Richey well came in with initial production rates of 65 barrels of oil per day and 100 MCF of gas per day. We hold a 25% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease.

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired during the later part of the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made to the well. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the quarter ended January 31, 2017. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

After October 31, 2016 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well. The Richey #1 well was plugged on January 3, 2018.

Callahan County Shallow Oil Play

On July 7, 2014, the Company entered into a Terms of Farm-out Agreement with Grasshoppers Unlimited Inc. to acquire a working interest in an oil and gas lease in the Callahan County Shallow Oil Play, which has 3 fully equipped wells, 1 injection well, production flow lines, injection flow line, Tank battery consisting of two 150 BBL tanks with separator, Injection system has a 150 BBL tank with Injection Pump, 8 un-drilled locations. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment.

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the three months ended October 31, 2016 management determined this property to be fully impaired. As a result of writing off the asset and liability associated with the property the Company recognized a $67,315 loss on impairment.

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the three months ended October 31, 2016, the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $58,000 loss on impairment.

Winnemucca Mountain Property

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 208 unpatented mining claims covering an area of approximately 3,800 acres.

Effective July 30, 2014, the Company entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). The amended and restated option agreement dated July 30, 2014 was further amended by letter agreement on February 11, 2016. The aggregate cash fee payable to exercise the option was increased from $1,715,000 to $1,740,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 3,850,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of the Company’s common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the current fiscal year.

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. Subsequent to the quarter ended October 31, 2016, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. At present the Company is in discussions with optionors to renegotiate the agreement. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc. Due to the notice of default the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $345,157 loss on impairment.

Olson Lease, Jones County, Texas:

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease.

Subsequent to the October 31, 2016, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

Guy Ranch Lease, Shackleford County, Texas

We hold a 100% working interest in the 430-acre Guy Ranch Lease in Shackelford County. Recently we entered into a farm-out agreement with a third party whereby the third party has the right to earn a 75% working interest in 20 acres of the 430-acre lease. The third party is to pay 100% of the costs to drill and complete a well on the 20 acres to earn a 75% working interest. We are to be carried for 25% of the working interest in the first well.

The principle target formations of interest on the lease are the Patio (aka Palo Pinto Sand), Morris and Gardner Sands. These three pay zones are all prominent producers in the immediate area. The Patio Sand is the main producer to the west, on an adjoining lease and generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand in the area is a known natural gas producer, with associated high gas production flow rates. Cumulative natural gas production is known to produce up to 1.4 Billion cubic feet (“BCF”) of gas from a well.

Subsequent to the October 31, 2016, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

NOTE 5 - ACCRUED LIABILITES

Accrued liabilities consist of $19,351 of accrued interest and $65,054 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of October 31, 2016, the Company has unused funds it has received of $65,054.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of October 31, 2016, there is $85,000 and $19,351 of principal and accrued interest, respectively, due on this loan.

NOTE 7 - COMMON STOCK

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

On August 5, 2016, the Company issued 670,000 shares of common stock at $0.025 per share as a portion of the consideration to acquire an oil and gas lease known as the Guy Ranch (Note 4).

NOTE 8 - WARRANTS

Warrants were issued during the year ended July 31, 2016 in conjunction with common stock issuances. All warrants had an exercise price of $0.10 and expire in one year. Activity for the three months ended October 31, 2016 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	$0.75
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable at October 31, 2016	2,841,667	$0.10	0.50

NOTE 9 - RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the three months ended October 31, 2016, this debt was forgiven and credited to paid in capital.

For the three months ended October 31, 2016 and the year ended July 31, 2016, total payments of $11,500 and $81,400, respectively were made to an officer of the Company for consulting services.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued available to be issued on January 11, 2018, and has determined that no material subsequent events exist other than the following.

Subsequent to the quarter ended October 31, 2016, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the Winnemucca Mountain property. We are currently in discussions with the optionors to potentially enter into a new agreement on the property. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc.

Subsequent to October 31, 2016, the Company sold 11,800,000 shares of common stock for total cash proceeds of $118,000.

Subsequent to October 31, 2016, the Company sold 2,600,000 Units of its common stock for total cash proceeds of $120,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder.

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for a $126,600 loan.

Refer to subsequent filings for additional subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Northern Minerals & Exploration Ltd.., unless otherwise indicated.

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

Current Business

Coleman County – J.E. Richey Lease

On October 14, 2014, the Company entered into a Terms of Farm-out Agreement with Copper Basin Oil & Gas Inc. to acquire a working interest in an oil and gas lease in the J.E. Richey lease, which has 3 fully equipped wells, production flow lines, injection flow line, Tank battery consisting of two 300 BBL tanks, one 210 BBL tank with two separators. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment.

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

We were successful in the recompletion of the Concho Richey #1 well on the J.E. Richey Lease in the Gray formation in July 2015. The Concho Richey well came in with initial production rates of 65 barrels of oil per day and 100 MCF of gas per day. We hold a 25% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease.

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired during the later part of the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the quarter ended January 31, 2017. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

After October 31, 2016 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well.

We hold a 25% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

Olson Lease, Jones County, Texas:

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease.

Subsequent to the October 31, 2016, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

Guy Ranch Lease, Shackleford County, Texas

We hold a 100% working interest in the 430-acre Guy Ranch Lease in Shackelford County. Recently we entered into a farm-out agreement with a third party whereby the third party has the right to earn a 75% working interest in 20 acres of the 430-acre lease. The third party is to pay 100% of the costs to drill and complete a well on the 20 acres to earn a 75% working interest. We are to be carried for 25% of the working interest in the first well.

The principle target formations of interest on the lease are the Patio (aka Palo Pinto Sand), Morris and Gardner Sands. These three pay zones are all prominent producers in the immediate area. The Patio Sand is the main producer to the west, on an adjoining lease and generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand in the area is a known natural gas producer, with associated high gas production flow rates. Cumulative natural gas production is known produce up to 1.4 Billion cubic feet (“BCF”) of gas from a well.

Subsequent to the October 31, 2016, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

Winnemucca Mountain Property

Effective July 30, 2014, the Company entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). The amended and restated option agreement dated July 30, 2014 was further amended by letter agreement on February 11, 2016. The aggregate cash fee payable to exercise the option was increased from $1,715,000 to $1,740,000 and the total number of common shares issuable to exercise the option has been increased from 100,000 to 3,850,000. Lastly, the amended and restated agreement provides that AHL Holdings may elect to receive shares of the Company’s common stock in lieu of any cash payments payable pursuant to the agreement at a 75% discount to the then current closing market price.

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the current fiscal year.

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. Subsequent to the quarter ended October 31, 2016, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. We are currently in discussions with the Optionors to potentially enter into a new agreement on the property. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the Optionors, AHL Holdings Ltd and Golden Sands Exploration Inc.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2016 and 2015

	Three Months Ended October 31,
	2016	2015
Revenue	$-	$7,900
Distributions	$-	$5,186
Gross Profit	$-	$2,714

Mineral property expenditures	$33,141	$25,390
General and administrative	$27,333	$16,521
Interest expense	$19,351	$-
Loss on disposal of mineral rights	$470,469	$-
Net Loss	$(550,294)	$(39,197)

Revenue

The Company did not have any oil and gas revenues during the quarter ended October 31, 2016 due to the production of oil and gas from the Concho Richey well as it was shut in due to casing problems. Revenues of oil and gas for the three months ended October 31, 2015 was $7,900. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1, We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Cost of Goods Sold

We paid distributions of $5,186 in relation to the revenue earned for the three months ended October 31, 2015. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Mineral property expenditures

Mineral property expenditures were $33,141 and $25,390 for the three months ended October 31, 2016 and 2015, respectively, an increase of $7,751, or 30.5%. The increase is due to increased lease payments for the working interest in the mineral properties.

General and administrative

General and administrative expense were $27,333 and $16,521 for the three months ended October 31, 2016 and 2015, respectively, an increase of $10,812, or 65.4%. The increase can be attributed to increased consulting expense paid to one of our officers.

Other expense

During the three months ended October 31, 2016 we had total other expense of $489,820 compared to $0 in the prior period. In the three months ended October 31, 2016, we incurred interest expense of $19,351 and had a loss on impairment of mineral rights of $470,469. This loss is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas. See Note 4 to the financial statements.

Net Loss

For the three months ended October 31, 2016, we had a net loss of $550,294 as compared to a net loss of $39,197 for the three months ended October 31, 2015. Our net loss was higher in the current period primarily due the impairment recognized on two of our properties.

Liquidity and Financial Condition

Operating Activities

Cash provided by operating activities was $7,592 for the three months ended October 31, 2016. Cash used for operating activities was $30,669 for the three months ended October 31, 2015. The increased cash from operating activities is due to oil and gas revenues earned in the current period and less incurred for mining expenses due to management’s focus on oil and gas activities.

Investing Activities

We used no cash for investing activities for the three months ended October 31, 2016 compared to $25,000 used in three months ended October 31, 2015.

Financing Activities

Cash provided by financing activities was $0 for the three months ended October 31, 2016 compared to $54,000 from the sale of common stock in the three months ended October 31, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

We have yet to establish any history of profitable operations. As at October 31, 2016, we have an accumulated deficit of $1,552,779. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2016 and 2015, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the three months ended October 31, 2016, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource properties do not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended, and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

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

The price we receive for our oil and natural gas production will heavily influence our revenue, profitability, access to capital, and future rate of growth. Recent extremely high prices have affected the demand for oil and gas products, and that demand has declined on a worldwide basis. If the decline in demand continues, the ability to command higher prices for oil and gas products will be endangered. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, and the revenue we will receive, depend on numerous factors beyond our control. These factors include the following:

●	changes in global supply and demand for oil and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other organizations and government entities;

●	the price and quantity of imports of foreign oil and natural gas;

●	political conditions and events worldwide, including rules concerning production and environmental protection, and political instability in countries with significant oil production such as the Congo and Venezuela, all affecting oil-producing activity;

●	the level of global oil and natural gas exploration and production activity;

●	the short and long term levels of global oil and natural gas inventories;

●	weather conditions;

●	technological advances affecting the exploitation for oil and gas, and related advances for energy consumption; and

●	the price and availability of alternative fuels.

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

We may not be able to acquire the operations for properties that we invest in. As a result, we may have limited ability to exercise influence over the operations for these properties or their associated costs. Our dependence on another operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

●	the timing and amount of capital expenditures;

●	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel;

●	the operator’s expertise and financial resources;

●	approval of other participants in drilling wells; and

●	selection of technology.

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

It is not possible to predict the life and production of any oil and gas wells with accuracy. The actual life could differ significantly from that anticipated. Sufficient oil or natural gas may not be produced for investors to receive a profit or even to recover their initial investments. In addition, production from the Company’s oil and natural gas wells, if any, will decline over time, and current production does not necessarily indicate any consistent level of future production. A production decline may be rapid and irregular when compared to a well’s initial production.

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

Recently there has been increasing public and regulatory attention focused on the potential environmental impact of hydraulic fracturing (or “fracking”) operations. This process, which involves the injection of water, sand and certain additives deep underground to release natural gas, natural gas liquids and oil deposits, is part of our proposed future operations and future regulation of these activities could have a material adverse impact on our business, financial condition and results of operations.

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

Risks Related To The Market For Our Stock

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

On August 5, 2016, the Company issued 670,000 shares of common stock at $0.025 per share as a portion of the consideration to acquire an oil and gas lease known as the Guy Ranch.

During the fourth quarter of fiscal year 2017 the Company sold 11,800,000 shares of common stock for total cash proceeds of $118,000.

During the fourth quarter of fiscal year 2017, the Company sold 2,600,000 Units of its common stock for total cash proceeds of $120,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 31, 2016 the Company received notice from George Stewart, CPA (the “Former Accountant”) of his retirement to become effective immediately. Our Sole Director approved the engagement of Fruci & Associates II, PLLC (the “New Accountant”) to serve as the Company’s new independent registered public accountants for fiscal year ended July 31, 2016. The New Accountant was engaged on November 14, 2016.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)*	Interactive Data File (Form 10-Q for the Three Months Ended October 31, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: January 12, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Chief Financial Officer, Vice President and Director
(Principal Financial Officer and Principal Accounting Officer)

- 28 -