Form 10-Q
period 2017-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-02-09
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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
Emerging growth company☐

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

40,897,818 common shares issued and outstanding as of February 7, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Balance Sheets as of April 30, 2017 (Unaudited) and July 31, 2016 (Audited)	2

Condensed Statements of Operations for the Three and Nine Months ended April 30, 2017 and 2016 (Unaudited)	3

Condensed Statements of Cash Flows for the Nine Months ended April 30, 2017 and 2016 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets:
Cash	$7,922	$5,239
Prepaid expenses	-	2,500
Receivable on working interest	-	50

Total Current Assets	7,922	7,789
Other Assets
Mineral rights and properties	16,750	1,993,460
Oil and gas properties	96,000	97,344
Advance royalties	-	20,000
Total Other Assets	112,750	2,110,804

TOTAL ASSETS	$120,672	$2,118,593

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$32,233	$41,359
Accrued interest	22,723	-
Accrued liabilities	114,483	-
Current portion of property option payable	116,000	225,000
Oil & gas lease payable	-	15,882
Advances from officers	-	24,747
Loans payable	89,990	89,990
Convertible debt	85,000	85,000

Total Current Liabilities	460,429	481,978

Property option payable	-	1,419,450

TOTAL LIABILITIES	460,429	1,901,428

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,497,818 and 25,827,818 shares issued and outstanding, respectively	26,499	25,828
Additional paid-in-capital	1,234,648	1,193,822
Common stock to be issued	5,000
Accumulated deficit	(1,605,904)	(1,002,485)

Total Stockholders’ Equity	(339,757)	217,165

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$120,672	$2,118,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2017	2016	2017	2016
Revenue	$19,306	$17,287	$32,429	$43,412
Distributions	18,426	7,133	33,918	23,256
Gross margin	880	10,154	(1,489)	20,156

Operating expenses:
Mineral property expenditures	11,091	48,836	44,328	82,628
General and administrative	21,557	46,285	64,410	126,715
Total operating expenses	32,648	95,121	108,738	209,343
Loss from operations	(31,768)	(84,967)	(110,227)	(189,187)

Other expense:
Interest expense	(1,658)	-	(22,723)	-
Loss on disposal of mineral rights	-	-	(470,469)	-
Total other expense	(1,658)	-	(493,192)	-

Loss before provision for income taxes	(33,426)	(84,967)	(603,419)	(189,187)
Provision for income taxes	-	-	-	-
Net Loss	$(33,426)	$(84,967)	$(603,419)	$(189,187)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding, basic & diluted	26,497,818	18,494,484	26,485,547	17,447,586

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended April 30,
	2017	2016
Cash Flow from Operating Activities:
Net loss	$(603,419)	$(189,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of mineral rights	470,472	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,500	(1,875)
Receivable on working interest	50	-
Accounts payables and accrued liabilities	128,080	3,104
Net cash used in operating activities	(2,317)	(187,958)

Cash Flows from Investing Activities
Purchase of mineral rights and properties	-	93,000
Net cash provided by investing activities	-	93,000

Cash Flows from Financing Activities
Sale of common stock	5,000	42,375
Advances	-	112,000
Net cash provided by financing activities	5,000	154,375

Net increase in cash	2,683	59,417

Cash at beginning of the period	5,239	2,170
Cash at end of the period	$7,922	$61,587

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

Supplemental disclosure of noncash activities:
Common stock issued for mineral property rights	$16,750	$-
Forgiveness of related party debt	$24,747	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

April 30, 2017

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

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the current fiscal year. Subsequent to the quarter ended April 30, 2017, the Company was given a default notice by the optionors on May 30, 2017, whereby the Company lost the right to earn an interest in the Winnemucca Mountain Property. At present the Company is in discussions with optionors to renegotiate the agreement.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the three and nine months ended April 30, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2017, the Company has an accumulated deficit of $1,605,904. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired during the later part of the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made to the well. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the period ended April 30, 2017. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

After April 30, 2017 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well. The Richey #1 well was plugged on January 3, 2018.

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the nine months ended April 30, 2017 management determined this property to be fully impaired. As a result of writing off the asset and liability associated with the property the Company recognized a $67,315 loss on impairment.

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the nine months ended April 30, 2017, the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $58,000 loss on impairment.

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

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. Subsequent to the quarter ended April 30, 2017, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. At present the Company is in discussions with optionors to renegotiate the agreement. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc. Due to the notice of default the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $345,157 loss on impairment.

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

Subsequent to the April 30, 2017, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Subsequent to the April 30, 2017, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

NOTE 5 - ACCRUED LIABILITES

Accrued liabilities consist of $22,723 of accrued interest, $13,833 of accrued distribution payments and $100,650 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of April 30, 2017, the Company has unused funds it has received of $100,650.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of April 30, 2017, there is $85,000 and $22,723 of principal and accrued interest, respectively, due on this loan.

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

NOTE 8 - WARRANTS

Warrants were issued during the year ended July 31, 2016 and during the nine months ended April 30, 2017 in conjunction with common stock issuances. All warrants had an exercise price of $0.10 and expire in one to two years. Activity for the nine months ended April 30, 2017 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	-
Granted	150,000	0.10	-
Expired	(1,350,000)	0.10	-
Exercised	-	-	-
Exercisable at April 30, 2017	1,641,667	$0.10	0.10

NOTE 9 - RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the nine months ended April 30, 2017, this debt was forgiven and credited to paid in capital.

For the nine months ended April 30, 2017 and the year ended July 31, 2016, total payments of $20,750 and $81,400, respectively were made to an officer of the Company for consulting services.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued available to be issued on February 1, 2018, and has determined that no material subsequent events exist other than the following.

Subsequent to the quarter ended April 30, 2017, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the Winnemucca Mountain property. We are currently in discussions with the optionors to potentially enter into a new agreement on the property. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc.

Subsequent to April 30, 2017, the Company sold 11,800,000 shares of common stock for total cash proceeds of $118,000.

Subsequent to April 30, 2017, the Company sold 2,300,000 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder.

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for a $127,000 loan.

Refer to subsequent filings for additional subsequent events.

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

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired during the later part of the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the period ended April 30, 2017. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

After April 30, 2017 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well.

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

Subsequent to the April 30, 2017, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Subsequent to April 30, 2017, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

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

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. Subsequent to the quarter ended April 30, 2017, on May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. We are currently in discussions with the Optionors to potentially enter into a new agreement on the property. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the Optionors, AHL Holdings Ltd and Golden Sands Exploration Inc.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2017 and 2016

	Three Months Ended April 30,
	2017	2016
Revenue	$19,306	$17,287
Distributions	$(18,426)	$(7,133)
Gross margin	$880	$10,154

Mineral property expenditures	$(11,091)	$(48,836)
General and administrative	$(21,557)	$(46,285)
Interest expense	$(1,658)	$-
Loss on disposal of mineral rights	$-	$-
Net Loss	$(33,426)	$(84,967)

Revenue

Revenues of oil and gas for the three months ended April 30, 2017 and 2016 were $19,306 and $17,287, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the three months ended April 30, 2017, distributions were $18,426 compared to $7,133 for the three months ended April 30, 2016. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Mineral property expenditures

Mineral property expenditures were $11,091 and $48,836 for the three months ended April 30, 2017 and 2016, respectively. Expenditures include lease payments for the working interest in the mineral properties and rework expense. During the three months ended April 30, 2017 we received reimbursements for most of our expenditures for rework.

General and administrative

General and administrative expense was $21,557 and $46,285 for the three months ended April 30, 2017 and 2016, respectively, a decrease of $24,728, or 53.4%. The decrease can be attributed to a decrease in consulting expense.

Other expense

During the three months ended April 30, 2017 we had interest expense of $1,658. There were no other expenses for the three months ended April 30, 2016.

Net Loss

For the three months ended April 30, 2017, we had a net loss of $33,426 as compared to a net loss of $84,967 for the three months ended April 30, 2016. Our net loss was lower in the current period primarily due to lower operating expense.

Results of Operations for the Nine Months Ended April 30, 2017 and 2016

	Nine Months Ended April 30,
	2017	2016
Revenue	$32,429	$43,412
Distributions	$(33,918)	$(23,256)
Gross Margin	$(1,489)	$20,156

Mineral property expenditures	$(44,328)	$(82,628)
General and administrative	$(64,410)	$(126,715)
Interest expense	$(22,723)	$-
Loss on disposal of mineral rights	$(470,469)	$-
Net Loss	$(603,419)	$(189,187)

Revenue

Revenues of oil and gas for the nine months ended April 30, 2017 and 2016 were $32,429 and $43,412, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the nine months ended April 30, 2017, we had distribution expense of $33,918 compared to $23,256 for the nine months ended April 30, 2016. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease. Distributions for the nine months ended April 30, 2017, were more than the revenue earned due to the catch up of immaterial amounts from the prior year.

Mineral property expenditures

Mineral property expenditures were $44,328 and $82,628 for the nine months ended April 30, 2017 and 2016, respectively. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $64,410 and $126,715 for the nine months ended April 30, 2017 and 2016, respectively, a decrease of $62,305, or 49.2%. The decrease can be attributed to a decrease in consulting expense.

Other expense

During the nine months ended April 30, 2017 we had total other expense of $493,192 compared to $0 in the prior period. In the nine months ended April 30, 2017, we incurred interest expense of $22,723 and had a loss on impairment of mineral rights of $470,469. This loss is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas. See Note 4 to the financial statements.

Net Loss

For the nine months ended April 30, 2017, we had a net loss of $603,419 as compared to a net loss of $189,187 for the nine months ended April 30, 2016. Our net loss was higher in the current period primarily due the impairment recognized on two of our properties.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $2,317 for the nine months ended April 30, 2017. Cash used for operating activities was $187,958 for the nine months ended April 30, 2016. The increased cash from operating activities is due to oil and gas revenues earned in the current period and less incurred for mining expenses due to management’s focus on oil and gas activities.

Investing Activities

We used no cash for investing activities for the nine months ended April 30, 2017 compared to $93,000 used in nine months ended April 30, 2016.

Financing Activities

Cash provided by financing activities was $5,000 from the sale of common stock for the nine months ended April 30, 2017 compared to $154,375 in the nine months ended April 30, 2016, of which $42,375 was from the sale of common stock and $112,000 in a cash advance.

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

We have yet to establish any history of profitable operations. As of April 30, 2017, we have an accumulated deficit of $1,605,904. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2016 and 2015, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the nine months ended April 30, 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

During the fourth quarter of fiscal year 2017, the Company sold 2,300,000 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the nine Months Ended April 30, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.
**	(b) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: February 9, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director