Form 10-K
period 2017-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-04-11
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

☐ YES  ☒  NO

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

☐  YES  ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 3, 2018, the issuer had 40,897,818 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2017

 i

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

Current Business

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire a 75% working interest in the J.E. Richey lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on two of the three wells during the fiscal year and subsequent to the fiscal year ended July 31, 2017. For additional information on the Coleman County, Texas – Three well rework/re-completion project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Shallow Oil project

On July 7, 2014, we acquired a 75% working interest in the Isenhower lease. The Isenhower lease has three fully equipped wells completed in the Cook Sandstone at approximately 500 feet. The lease also has one approved water injection well and eight potential undrilled locations. The Company failed to meet the terms of the Farm-Out Agreement and was written off during this fiscal year during the first quarter ended October 2016. For additional information on the Callahan County, Texas Shallow Oil Project - See ITEM 2 PROPERTIES.

Callahan County, Texas – Mississippi Reef project

On July 7, 2014, we acquired a 60% working interest in the J. Morgan lease. The J. Morgan lease is located in an area with multiple formations that are known to be oil and gas productive. The Company failed to meet the terms of the Farm-Out Agreement and was written off during this fiscal year during the first quarter ended October 2016. For additional information on the Callahan County, Texas – Mississippi Project - See ITEM 2 PROPERTIES.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. The Guinn #1 Olson well is 90’ high to a well 1000’ to the southeast and 42’ high to a well 1,150’ to the northwest. The Guinn well had a show and a tremendous buildup in the Palo Pinto Reef. The structural buildup and reef buildup across the acreage and close similarities to the Strand Field make this a good prospect. For additional information on the Jones County, Texas project - See ITEM 2 PROPERTIES.

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2017 the Company acquired a 100% working interest in the 430-acre Guy Ranch Lease in Shackelford County. Subsequently the Company entered into a farm-out agreement with a third party whereby the third party has the right to earn a 75% working interest in a 20-acre drilling unit of the 430-acre lease. The third party is to pay 100% of the costs to drill and complete a well on the 20 acres to earn a 75% working interest. We are to be carried for 25% of the working interest in the first well.

Kathis Energy LLC

Subsequent to July 31, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $127,000.

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

Subsequent to the fiscal year ended July 31, 2017, as part of the Company’s outstanding obligations to the Option Agreement, the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100. For additional information see ITEM 2 PROPERTIES.

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

The federal Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes govern the management, storage, treatment and disposal of solid waste and hazardous waste and authorize imposition of substantial fines and penalties for noncompliance. Although RCRA classifies certain oil field wastes as “non-hazardous” (for example, the waters produced from hydraulic fracturing operations), such wastes could be reclassified as hazardous wastes in the future, thereby making them subject to more stringent handling and disposal requirements which could have a material impact on us.

Water Regulation

The federal Clean Water Act (the “CWA”), the federal Safe Drinking Water Act (the “SWDA”) and analogous state laws restrict the discharge of wastewater and other pollutants into surface waters or underground wells and the construction of facilities in wetland areas without a permit. Federal regulations also require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. In addition, the Oil Pollution Act (the “OPA “) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed or considered under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us.

These and similar state laws also govern the management and disposal of produced waters from the extraction process. Currently, wastewater associated with oil and natural gas production is prohibited from being directly discharged to waterways and other waters of the U.S. While some of the wastewater is reused or re-injected, a significant amount still requires proper disposal. As a result, some wastewater is transported to third-party treatment plants. In October 2011, citing concerns that third-party treatment plants may not be properly equipped to handle wastewater from shale gas operations, the United States Environmental Protection Agency (the “EPA”) announced that it will consider federal pre-treatment standards for these wastewaters. We cannot predict the EPA’s future actions in this regard, but future regulation of our produced waters or other waste streams could have a material impact on us.

Air Emissions and Climate Change

The federal Clean Air Act (“CAA”) imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In July 2011, the EPA published proposed New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”) that would, if adopted, amend existing NSPS and NESHAP standards for oil and natural gas facilities and create new NSPS standards for oil and natural gas production, transmission and distribution facilities. Importantly, these standards would include standards for hydraulically fractured wells. The standards would apply to newly drilled and fractured wells as well as existing wells that are refractured. A court has directed the EPA to issue final rules by April 1, 2012. In a report issued in late 2011, the Shale Gas Production Subcommittee of the Department of Energy (the “DOE Shale Gas Subcommittee”) called on the EPA to complete the rulemaking quickly and recommended expanding the shale gas emission sources to be covered by the new rules. The DOE Shale Gas Subcommittee also encouraged states to take similar action, and included several other recommendations for studying and reducing air emissions from shale gas production activities. Because the EPA’s regulations have not yet been finalized, we cannot at this time predict the impact they may have on our financial condition or results of operation.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or “fracking”) is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we may use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act (“SDWA”), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking’s potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA’s findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA’s findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

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

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements. Additionally, several cities in the State of Colorado voted in November 2013 to ban or restrict fracking activities within their city limits.

Research and Development Expenditures

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

As of July 31, 2017 we do not have any employees. Our three officers, Roger Autrey, Howard Siegel and Ivan Webb act as consultants. Mr. Autrey was appointed Secretary on September 19, 2013. Mr. Siegel was appointed as a director on April 23, 2014. Mr. Siegel was appointed as President, Chief Executive Officer, Chief Financial Officer, and Treasurer on April 24, 2014. Mr. Webb was appointed as Vice President and a director on March 16, 2015.

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

We have yet to establish any history of profitable operations. As at July 31, 2017, we have an accumulated deficit of $1,622,720. and total stockholders’ deficit of $356,573. We began generating revenues in October 2015. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2017 and 2016, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended July 31, 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

As of July 31, 2017, we owned or had lease on the following properties:

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

The Concho Richey #1 became the primary producer on this lease following the re-completion in the Gray Formation (“Gray”). The Concho Richey #1 is located due west 660’ from the Olympia Hale #1 well that has produced more than 71,000 BBLS and over 190 MMCFG from the Gray since 1986 (approximately 30 years). In July 2015 the Company re-completed this well in the Gray Sand. The Gray Sand formation (3,860’) is a clean sand with section having 34% porosity with good permeability. This well came in with an initial production rate of 65 barrels of oil and 100 MCF of gas per day. It was averaging about 14 barrels of oil and 75 MCF of gas per day with about 10 barrels of saltwater before a hole came in the casing in June 2016. During the fiscal year we were able to successfully conduct a cement squeeze to seal off the casing leak. The well was brought back into production and is averaging 7 barrels of oil, 40 MCF of gas and ½ barrel of saltwater per day.

During March 2017 the Company attempted to bring the J.E. Richey #1 back into production. A hole was discovered in the casing around 600 feet. Additional work was performed on the well subsequent to July 31, 2017. Pressure testing proved the casing from 900 feet to the surface was not repairable and was plugged subsequent to July 31, 2017.

Additional work is planned to be conducted on the J.E. Richey # 3 well with a view to produce the Morris for 60 – 90 days to determine if an additional stimulation is warranted to improve its production. No dates have been set at the time of this report to conduct this work program on the J.E. Richey #3 well.

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

History of Operations and Geology

The following is a summary of each of the three wells originally drilled by ARCO and the fourth well drilled by J.V. Rhyne a local operator in the Abilene, Texas area:

J.E. Richey #1 Well – was completed in the Gray Sand in 1981 and came in with an initial production rate of 167 barrels and 118 MCF per day with no saltwater from the Gray Sand formation. The well is only open in the Gray and has the Upper Capps formation up the hole for future testing. Subsequent to the fiscal year end of July 31, 2017 this well was plugged due to casing problems in the well on January 3, 2018.

J.E. Richey #2 Well – initially was completed in the Lower Ellenburger in 1982 coming in at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in. Subsequent to the fiscal year end of July 31, 2017 this well was plugged due to casing problems in the well on December 28, 2017.

J.E. Richey #3 Well – was completed in the Morris in 1982, which had an initial production rate of 2,075 MCF per day. This well has been shut in since 2010. The well is only open in the Morris with potential to open up the Gray Sand. The Upper Capps formation is also present up the hole to test. This well is currently shut in awaiting additional work to be performed.

Concho Richey #1 Well – was initially completed in the Ellenburger coming in at 1,200 MCF per day in 2005. The Ellenburger came in strong but quickly began to produce saltwater within a few months of production. In 2006 a re-completion attempt was made up the hole in the Tannehill formation (1700 Feet), where an oil show was recorded in the mud logs, in hopes of making a field discovery. Due to a poor cement bond the re-completion was not successful in the Tannehill. The well was shut in awaiting further reworking and/or re-completion in 2006. During the fiscal year ended July 31, 2015 the Company re-completed this well in the Gray formation and made a commercial producing well.

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company failed to meet the terms of the Farm-Out Agreement; and was written off during this fiscal year during its first quarter ended October 2016.

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

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company failed to meet the terms of the Farm-Out Agreement and was written off during the quarter ended October 2016.

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

History of Operations and Geology

The Olson Lease is focused on the Palo Pinto formation as it is a primary target for drilling. The structure of the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. The Guinn #1 Olson well is 90’ high to a well 1000’ to the southeast and 42’ high to a well 1,150’ to the northwest. The Guinn well had a show and a tremendous buildup in the Palo Pinto Reef (at approximately 3,350’). The structural buildup and reef buildup across the acreage and close similarities to the Strand Field make this a very good prospect.

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

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2017 the Company acquired a 100% working interest in the 430-acre Guy Ranch Lease in Shackelford County. Subsequently the Company entered into a farm-out agreement with a third party whereby the third party has the right to earn a 75% working interest in a 20-acre drilling unit of the 430-acre lease. The third party is to pay 100% of the costs to drill and complete a well on the 20 acres to earn a 75% working interest. We are to be carried for 25% of the working interest in the first well.

Ownership Interest

During the fiscal year the Company acquired 100% of the working interest in the oil and gas lease known as the Guy Ranch covering approximately 430 acres for $51,500 including legal, landman, lease bonus, geological mapping etc.

Location & Access

The 430 acre Guy Ranch Lease is located approximately 15 miles northeast of the city of Abilene, Texas. The Guy Ranch lease is in an area geographically known as the Eastern Shelf of the Permian Basin. It is influenced by the Bend Arch to the East and the South as it approaches the Llano Uplift. This area is best known for the several producing formations that are stratigraphically and structurally used as trapping oil and gas.

The Guy Ranch comprises a total of 5,120 acres of which the Company’s 430 acres is included. The Guy Ranch has had many wells drilled on it throughout the years. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. Because of all the earlier drilled wells it is easy to see that most of the production is located on the many surface structural noses that occur on the ranch. The Patio/Morris prospect is located on such a structural nose.

History of Operations and Geology

There are five principal productive formation targets on the Guy Ranch Lease acreage. These formations are from shallow to deep as follows:

●	Flippen Sand (1,600’)

●	Cook Sand (1,750’)

●	Patio Sand (3,100’) (also known as the Palo Pinto Sand)

●	Morris Sand (3,400’)

●	Gardner Sand (3,800’)

Flippen Sand: The first formation of interest is the Flippen Sand at 1600 feet. It is one of the most prolific producers in the immediate area. The Three Aces Field two miles south has produced 3,000,000 barrels of oil form approximately 30 wells. The Morrisett Field to the southwest has produced 750,000 barrels of oil from 10 wells. The A.V. Jones #1 Damewood well has the Flippen Sand present with approximately 6 feet of hydrocarbons present. Jim Webster, geologist believes that the structure is on the surface anomaly to the north-northwest of this well. The surface anomaly to the west would also be potential for a Flippen Sand field.

Cook Sand: The Cook Sand formation is at 1,750 feet and is believed to be underlying the surface anomaly to the east. Production from the Cook Sand is located on both the north and south ends of the feature. It is believed that the entire structure is carrying hydrocarbons and could be filled in with up to another 20 wells.

Patio Sand: The Patio Sand (also known as the Palo Pinto Sand) is at approximately 3100 feet. The Patio Sand is the main producer to the west (next section) and generally averages between 25,000 and 75,000 barrels oil per well. The A T & H Oil Company #2 Davis well (north offset) was perforated in the Patio Sand (3158-61’) and flowed 140 BOPD. This well produced 27,371 barrels oil and 60 MMCF gas before the Railroad Commission of Texas had it plugged for having to many violations. This well was still producing 12 barrels oil per day when plugged.

Morris Sand: The Morris is a Sandstone Formation of the Strawn Group of the Desmoinesian Series of the Pennsylvanian System. The Morris Formation in the 89Guy #1 well is more than 30-foot-thick having 15% porosity in the upper part of the formation with good permeability at 3,420’. The Morris Formation has similar characteristics to the Davis Estate #2 well which reported gas from the Morris when tested in July 1985. However, the operator elected to come up the hole to the Patio Sand where he made an oil well that came in with an initial potential of 140 barrels of oil and never produced the Morris.

The Morris Sand is gas in most wells and produces up to 1.4 BCF gas per well. The following are a few notable Morris Formation wells near the Guy Ranch Lease:

Well Name	Initial Production	Cumulative Production
#2 Edgar Davis	7,000,000 CFGPD	1.40 BCFG
#2 Sarah C. Hennessey	8,500,000 CFGPD	.70 BCFG
#2 Edgar Davis “77”	3,180,000 CFGPD	1.37 BCFG

Gardner Sand: The Gardner Sand has not been drilled as much because of the success of the shallower production can make up to 200,000 barrels oil per well.

The A T & L Oil Company #2-A Davis well (south well 1,750’ from #2 Davis well) was perforated in the Gardner sand (3926-28’) and came in at 3.289 MMCFGPD and produced 125.473 MMCF gas from the Gardner sand.

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

As of July 31, 2017 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

Subsequent to the fiscal year ended July 31, 2017, as part of the Company’s outstanding obligations under the Option Agreement, the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100.

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

The first significant gold discovery in Humboldt County was the Getchell gold deposit in 1933. The Getchell Mine began production in 1938 and has operated intermittently since. The current owners are Barrick and Newmont. The mine was reopened in 2002 with a resource of 7 million ounces of gold. Since discovery of the Getchell Deposit, Humboldt County has been the site of numerous other significant gold discoveries. Major gold deposits in the area include the Lone Tree, Marigold, Preble, Pinson, Turquoise Ridge, and Twin Creeks, all located east and northeast of Winnemucca, and the Hycroft (Crowfoot-Lewis), Sandman, Rosebud, and Sleeper deposits to the northwest.

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

Current gold producers in Humboldt County include the Getchell, Hycroft, Marigold, Lone Tree, and Twin Creeks mines.

Property Geology - The general geology of Winnemucca Mountain is shown on two publicly available maps. The oldest unit exposed on Winnemucca Mountain is the Upper Triassic Winnemucca Formation that underlies the upper elevations. These rocks are gray to brown calcareous shale; buff and gray, thin-bedded to massive carbonate rocks, buff to light brownish-gray calcareous sandstone, gray and brown shale and slate and some light brown feldspathic quartzite.

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

TERM	DEFINITION
Aplite	a light-colored fine-grained igneous rock
Basalt	basalt is a dark gray to black, dense to finely grained igneous rock that is the result of lava eruptions. Basalt flows are noneruptive, voluminous, and characterized by relatively low viscosity.
Breccias	a coarse-grained sedimentary rock made of sharp fragments of rock and stone cemented together by finer material. Breccia is produced by volcanic activity or erosion, including frost shattering.
Biotite	a black, dark brown, or green silicate mineral of the mica group.
Equigranular	a material composed chiefly of crystals of similar orders of magnitude to one another.
Hornfels	(a) a fine-grained metamorphic rock composed of silicate minerals and formed through the action of heat and pressure on shale.
Igneous	(b) describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth’s surface.
Lithologic	(c) the gross physical character of a rock or rock formation
Monzonite	a visibly crystalline, granular igneous rock composed chiefly of equal amounts of two feldspar minerals, plagioclase and orthoclase, and small amounts of a variety of colored minerals.
Plutonic	a mass of intrusive igneous rock that has solidified underground by the crystallization of magma.
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties. Use: electronics, gems.
Silica	silicon dioxide found naturally in various crystalline and amorphous forms, e.g. quartz, opal, sand, flint, and agate. Use: manufacture of glass, abrasives, concrete.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted on the Over-the-Counter (“OTC”) under the symbol “NMEX”. The OTC is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the counter securities. To be eligible for quotations on the OTC issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTC that become delinquent in their required filings will be removed following a grace period, if they do not make their required filing in that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations. There has been no active trading of our securities and therefore no high and low bid pricing.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended July 31, 2017	High	Low
Quarter ended July 31, 2017	$0.022	$0.008
Quarter ended April 30, 2017	$0.025	$0.015
Quarter ended January 31, 2017	$0.040	$0.015
Quarter ended October 31, 2016	$0.045	$0.020

For the Fiscal Year Ended July 31, 2016
Quarter ended July 31, 2016	$0.050	$0.023
Quarter ended April 30, 2016	$0.030	$0.018
Quarter ended January 31, 2016	$0.046	$0.025
Quarter ended October 31, 2015	$0.140	$0.040

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

On August 13, 2013, we effected a reverse split of our common stock on a 10 old for 1 new basis, such that our issued and outstanding shares of common stock decreased from 50,444,842 shares of common stock (at July 12, 2013) to 5,044,484 shares of common stock with a par value of $0.001.

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

HOLDERS

As of April 3, 2018, there were approximately 54 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of April 3, 2018, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement of Units

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

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2017.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

STOCK OPTION GRANTS

To date, we have not granted any stock options.

REPORTS TO SECURITY HOLDERS

We intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2017, which are included herein.

Our operating results for the years ended July 31, 2017 and 2016 are summarized as follows:

	Year Ended July 31,
	2017	2016
Revenue	$53,685	$14,301
Distributions	$(47,294)	$-
Gross Margin	$6,391	$14,301

Officer compensation	$(32,250)	$-
Director fees	$(2,000)	$-
Mineral property expenditures	$(43,227)	$(18,133)
General and administrative	$(57,338)	$(181,318)
Other expense	$(491,811)	-
Net Income (Loss)	$(620,235)	$(185,150)

For the year ended July 31, 2017, we had a net loss of $620,235 as compared to the net loss of $185,150 for the year ended July 31, 2016. Our net loss was much lower in the prior year ended July 31, 2016 primarily due to ramp up of operations in our mineral property business without earning any revenues and impairment. Our accumulated deficit to July 31, 2017 was $1,622,720.

Revenue

Revenues of oil and gas for the years ended July 31, 2017 and 2016 were $53,685 and $14,301, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the year ended July 31, 2017, we had distribution expense of $47,294 compared to $0 for the year ended July 31, 2016. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2017 from the oil and gas revenues received from the J.E. Richey Lease.

Mineral property expenditures

Mineral property expenditures were $43,227 and $18,133 for the year ended July 31, 2017 and 2016, respectively. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $57,338 and $181,318 for the year ended July 31, 2017 and 2016, respectively, a decrease of $123,980, or 68.4%. The decrease can be attributed to a decrease in consulting expense.

Other expense

During the year ended July 31, 2017 we had total other expense of $491,811 compared to $0 in the prior year. In the year ended July 31, 2017, we incurred interest expense of $27,138, had a gain on forgiveness of debt of $2,796 and had a loss on impairment of mineral rights of $467,469. This loss is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas. See Note 4 to the financial statements.

Net Loss

For the year ended July 31, 2017, we had a net loss of $620,235 as compared to a net loss of $185,150 for year ended July 31, 2016. Our net loss was higher in the current period primarily due the impairment recognized on three of our properties.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $3,417 for the year ended July 31, 2017. Cash used for operating activities was $173,961 for the year ended July 31, 2016. The decreased in cash used in operating activities is due to oil and gas revenues earned in the current period and less incurred for mining expenses due to management’s focus on oil and gas activities.

Investing Activities

We used $6,000 for investing activities for the year ended July 31, 2017 compared to net cash used of $2,344 used in year ended July 31, 2016.

Financing Activities

Cash provided by financing activities was $5,000 from the sale of common stock for the year ended July 31, 2017 compared to $179,374 in the year ended July 31, 2016, of which $175,374 was from the sale of common stock and $4,000 in a cash advance.

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

Recently Issued accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN MINERALS & EXPLORATION LTD.

FINANCIAL STATEMENTS

509.624.9223	802 N. Washington St.
mail@fruci.com	Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Minerals & Exploration Ltd. (“the Company”) as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and intends to fund operations through equity financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016.

Spokane, Washington

April 10, 2018

NORTHERN MINERALS & EXPLORATION LTD.

BALANCE SHEETS

	July 31,	July 31,
	2017	2016
ASSETS
Current Assets
Cash	$822	$5,239
Prepaid expenses	-	2,500
Receivable on working interest	-	50
Accounts Receivable	4,413

Total Current Assets	5,235	7,789
Other Assets
Mineral rights and properties	30,065	1,993,460
Oil and gas properties	96,000	97,344
Advance royalties	-	20,000
Total Other Assets	126,065	2,110,804

TOTAL ASSETS	$131,300	$2,118,593

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$44,380	$41,359
Accrued liabilities	152,503	-
Current portion of property option payable	116,000	225,000
Oil & gas lease payable	-	15,882
Loans payable	89,990	89,990
Advances from officers	-	24,747
Convertible debt	85,000	85,000

Total Current Liabilities	487,873	481,978

Property option payable	-	1,419,450

TOTAL LIABILITIES	487,873	1,901,428

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,797,818 and 25,827,818 shares issued and outstanding, respectively	26,798	25,828
Additional paid-in-capital	1,239,349	1,193,822
Accumulated deficit	(1,622,720)	(1,002,485)

Total Stockholders’ Equity	(356,573)	217,165

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$131,300	$2,118,593

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2017	2016

Revenue	$53,685	$14,301
Distributions	47,294	-
Gross margin	6,391	14,301

Operating expenses:
Officer compensation	32,250	-
Director services	2,000	-
Mineral property expenditures	43,227	18,133
General and administrative expenses	57,338	181,318
Total operating expenses	134,815	199,451
Loss from operations	(128,424)	(185,150)

Other income (expense):
Gain on forgiveness of debt	2,796	-
Interest expense	(27,138)	-
Loss on disposal of mineral rights	(467,469)	-
Total other income (expense)	(491,811)	-

Loss before provision for income taxes	(620,235)	(185,150)
Provision for income taxes	-	-
Net Loss	$(620,235)	$(185,150)

Basic and diluted net loss per share from operations	$(0.02)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	25,827,818	18,920,512

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	Common	Common Stock	Additional Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance, July 31, 2015	16,144,484	$16,145	$1,003,130	$(817,335)	$201,940
Common stock issued for property	500,000	500	24,500	-	25,000
Common stock issued for cash	9,183,334	9,183	166,192	-	175,375
Net loss for the year ended July 31, 2016	-	-	-	(185,150)	(185,150)
Balance, July 31, 2016	25,827,818	25,828	1,193,822	(1,002,485)	217,165
Common stock issued for property	670,000	670	16,080	-	16,750
Common stock issued for cash	300,000	300	4,700	-	5,000
Forgiveness of related party debt	-	-	24,747	-	24,747
Net loss for the year ended July 31, 2017	-	-	-	(620,235)	(620,235)
Balance, July 31, 2017	26,797,818	$26,798	$1,239,349	$(1,622,720)	$(356,573)

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2017	2016
Cash Flows from (used in) Operating Activities
Net loss	$(620,235)	$(185,150)

Adjustments made to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(2,796)	-
Loss on disposal of mineral rights	467,469	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,550	-
Accounts receivable	(4,413)	-
Accounts payables and accrued liabilities	5,818	11,189
Accrued interest	27,138	-
Advances for well work	121,052	-
Net cash used in operating activities	(3,417)	(173,961)

Cash Flows from Investing Activities:
Sale of mineral rights and properties	-	95,000
Cash paid for oil and gas properties	(6,000)	(97,344)
Net cash used by investing activities	(6,000)	(2,344)

Cash Flows from Financing Activities:
Sale of common stock	5,000	175,374
Other advances	-	4,000
Net cash provided by financing activities	5,000	179,374

Net increase (decrease) in cash and equivalents	(4,417)	3,069

Cash at beginning of the year	5,239	2,170
Cash at end of the year	$822	$5,239

Supplemental cash flow information:
Common stock issued for mineral property rights	$16,750	$25,000

The accompanying notes are an integral part of these financial statements.

Northern Minerals & Exploration Ltd.

Notes to Financial Statements

July 31, 2017

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended July 31, 2017.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

As of July 31, 2017 and 2016, the Company had 3,744,255 and 4,788,498 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2017, the Company has an accumulated deficit of $1,622,720. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired in the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made to the well. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the year ended July 31, 2017. The Concho Richey #1 well is currently producing 7 barrels of oil and 40 MCF of gas per day.

After July 31, 2017 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well. The Richey #1 well was plugged on January 3, 2018.

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the year ended July 31, 2017 management determined this property to be fully impaired. As a result of writing off the asset and liability associated with the property the Company recognized a $67,315 loss on impairment.

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the year ended July 31, 2017, the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $58,000 loss on impairment.

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

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. On May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. At present the Company is in discussions with optionors to renegotiate the agreement. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc. Due to the notice of default the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $342,157 loss on impairment.

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

Subsequent to July 31, 2017, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Subsequent to the July 31, 2017, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

NOTE 5 – ACCRUED LIABILITES

Accrued liabilities consist of $27,138 of accrued interest, $11,895 of accrued distribution payments and $113,470 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of July 31, 2017, the Company has unused funds it has received of $113,470.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of July 31, 2017, there is $85,000 and $27,138 of principal and accrued interest, respectively, due on this loan.

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

NOTE 8 – WARRANTS

Warrants were issued during the year ended July 31, 2017 and 2016 in conjunction with common stock issuances. All warrants had an exercise price of $0.10 and expire in one to two years. Activity for the year ended July 31, 2017 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2015	-	-	-
Granted	2,841,667	0.10	1
Expired	-	-	-
Exercised	-	-	-
Outstanding at July 31, 2016	2,841,667	$0.10	.84
Granted	150,000	0.10	2
Expired	(2,841,667)	0.10	-
Exercised	-	-	-
Exercisable at July 31, 2017	150,000	$0.10	1.50

NOTE 9 - RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the year ended July 31, 2017, this debt was forgiven and credited to paid in capital.

For the year ended July 31, 2017 and 2016, total payments of $32,750 and $81,400, respectively were made to an officer of the Company for consulting services.

NOTE 10 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for 2017 due to the new tax law recently enacted.

The provision for Federal income tax consists of the following July 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$131,000	$38,900
Less: valuation allowance	(131,000)	(38,900)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$633,600	$374,000
Less: valuation allowance	(633,600)	(374,000)
Net deferred tax asset	$-	$-

At July 31, 2017, the Company had net operating loss carry forwards of approximately $634,000 that may be offset against future taxable income from the year 2018 to 2036. No tax benefit has been reported in the July 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, Nevada, Texas and local income tax examinations by tax authorities for years before 2012.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to July 31, 2017, the Company sold 11,800,000 shares of common stock for total cash proceeds of $118,000.

Subsequent to July 31, 2017, the Company sold 2,300,000 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending July 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are not effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	72	CEO, CFO, President, Treasurer and Director	April 24, 2014
Roger Autrey	58	Secretary	September 19, 2013
Ivan Webb	67	Vice President and Director	March 16, 2015

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

Since early 1998, Mr. Autrey has served as the New Ventures Director for International Oil Lease Service Corp. (“IOLSC”) and Australian Grazing & Pastoral Co., Pty. Ltd. (“AGP”). IOLSC and AGP have successfully leased over 600,000,000 and 1,000,000 gross acres, respectively, for oil and gas exploration in foreign countries. Additionally, from March 2004 to March 2011, Mr. Autrey worked in the new ventures department for Australian-Canadian Oil Royalties Ltd. whose principal assets consisted of 15,440,116 gross surface acres of overriding royalty interest and approximately 8,561,007 gross acres of working interests.

We believe that Mr. Autrey’s professional background, and business and operational experience give him the qualifications and skills necessary to serve as Secretary of our company. Mr. Autrey was appointed on September 19, 2013.

Ivan Webb

Ivan Webb is a seasoned and successful entrepreneur, with over 35 years of experience in the oil and gas industry internationally and in the United States. He is experienced with acquiring oil and gas concessions and leases, drilling of new wells and reworking/ re-completing existing wells, production management, working with service companies and regulatory compliance. Internationally, he has successfully leased more than 18,000,000 acres. Domestically he has been involved with the acquisition and or management of more than 250 wells in Kansas, Oklahoma and Texas.

Mr. Webb has also over 30 years of experience in managing or assisting public companies in both the US and Canada with regulatory compliance. His public company experience includes assisting companies with initial public offerings, reverse mergers, obtaining listings, and assisting with ongoing regulatory compliance.

We believe that Mr. Webb’s professional background, management and corporate governance experience give him the qualifications and skills necessary to serve as Vice President and as a director of our company. Mr. Webb was appointed on March 16, 2015.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that our directors do not qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2017 and 2016; and

●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Howard Siegel(1)	2017	2,000	N/A	N/A	N/A	N/A	N/A	N/A	2,000
President, Chief Financial Officer, Chief Executive Officer and Treasurer	2016	500	N/A	N/A	N/A	N/A	N/A	N/A	500 N/A
Roger Autrey(2)	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ivan Webb(3)	2017	32,250	N/A	N/A	N/A	N/A	N/A	N/A	32,250
Vice President	2016	81,400	N/A	N/A	N/A	N/A	N/A	N/A	81,400

(1)	Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014.

(2)	Roger Autrey was appointed Secretary on September 19, 2013. On September 19, 2013, Roger Autrey was appointed as Secretary. Mr. Autrey does not receive compensation for his services.

(3)	Ivan Webb was appointed Vice President and a director on March 16, 2015.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 3, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Vice President	Common stock	2,900,000	7.09%
Howard Siegel, CEO and Director	Common stock	100,000	0.24%
Roger Autrey, Secretary	Common stock	100,000	0.24%
All officers and director as a group (3 persons)	Common stock	3,100,000	7.57%

Grasshoppers Unlimited Inc.	Common stock	3,778,000	9.24%
Ely Sakhai	Common stock	2,700,000	6.60%
Andre Sakhai	Common stock,	2,250,000	5.50%
Michelle Sakhai	Common stock,	2,250,000	5.50%
Starcom SA DE CV	Common stock	5,000,000	12.23%
Labrador Capital SAPI CV	Common stock	5,000,000	12.23%
All others as a group (6 persons)		20,978,000	51.30%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 40,897,818 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 3, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2017 and for the fiscal year ended July 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2017	July 31, 2016
Audit Fees	$10,800	$12,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,800	$12,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)*	Interactive Data File (Form 10-K for the Year Ended July 31, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: April 11, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Autrey
Roger Autrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director

