Form 10-Q
period 2017-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-05-07
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,656,818 common shares issued and outstanding as of April 24, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Balance Sheets as of October 31, 2017 (Unaudited) and July 31, 2017 (Audited)	2

Condensed Statements of Operations for the Three Months ended October 31, 2017 and 2016 (Unaudited)	3

Condensed Statements of Cash Flows for the Three Months ended October 31, 2017 and 2016 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2017	2017
ASSETS	(unaudited)
Current Assets:
Cash	$35,191	$822
Prepaid expenses	10,000	-
Accounts receivable	-	4,413

Total Current Assets	45,191	5,235
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	96,000	96,000
Total Other Assets	126,065	126,065

TOTAL ASSETS	$171,256	$131,300

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$26,622	$44,380
Accrued liabilities	157,647	152,503
Current portion of property option payable	116,000	116,000
Loans payable	114,990	89,990
Convertible debt	85,000	85,000

Total Current Liabilities	500,259	487,873

TOTAL LIABILITIES	500,259	487,873

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 37,297,818 and 26,797,818 shares issued and outstanding, respectively	37,299	26,798
Additional paid-in-capital	1,353,848	1,239,349
Accumulated deficit	(1,720,150)	(1,622,720)

Total Stockholders’ Equity (Deficit)	(329,003)	(356,573)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$171,256	$131,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended October 31,
	2017	2016
Revenue	$11,292	$-
Distributions	13,039	-
Gross margin	(1,747)	-

Operating expenses:
Mineral property expenditures	2,749	33,141
General and administrative	85,750	27,333
Total operating expenses	88,499	60,474
Loss from operations	(90,246)	(60,474)

Other income (expense):
Interest expense	(7,184)	(19,351)
Loss on disposal of mineral rights	-	(470,469)
Total other expense	(7,184)	(489,820)

Loss before provision for income taxes	(97,430)	(550,294)
Provision for income taxes	-	-
Net Loss	$(97,430)	$(550,294)

Loss per share, basic & diluted	$(0.00)	$(0.02)

Weighted average shares outstanding, basic & diluted	28,662,202	26,461,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended October 31,
	2017	2016
Cash Flow from Operating Activities:
Net loss	$(97,430)	$(550,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of mineral rights	-	470,472
Changes in Operating Assets and Liabilities:
Prepaid expenses	(10,000)	2,500
Accounts receivable	4,413	-
Accrued interest	-	-
Accounts payables and accrued liabilities	(17,757)	84,864
Receivable on working interest	-	50
Accrued interest	29,522
Advances for well work	(24,379)	-
Net cash provided by (used in) operating activities	(115,631)	7,592

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan payable	25,000	-
Proceeds from the sale of common stock	125,000	-
Net cash provided by financing activities	150,000	-

Net increase in cash	34,369	7,592

Cash at beginning of the period	822	5,239
Cash at end of the period	$35,191	$12,831

Supplemental disclosure of noncash activities:
Common stock issued for mineral property rights	$-	$16,750
Forgiveness of related party debt	$-	$24,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Financial Statements

October 31, 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the three months ended October 31, 2017.

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

As of October 31, 2017 and 2016, the Company had 2,545,000 and 4,827,761 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the three months ended October 31, 2017 and 2016, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2017, the Company has an accumulated deficit of $1,720,150 The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The total consideration that we must pay to acquire the 75% working interest is estimated at $275,000, which amount does not include all work requirement and drilling commitments. The common stock is valued at $0.05 per share based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 70% and consists of approximately 60 acres, more or less, in Callahan County, Texas. This lease has a depth limit to no more than 1,000 feet. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the year ended July 31, 2017 management determined this property to be fully impaired. As a result of writing off the asset and liability associated with the property the Company recognized a $67,315 loss on impairment year ended July 31, 2017.

Callahan/Eastland Mississippi Reef Play

On July 7, 2014, under the same Terms of Farm-out Agreement with Grasshoppers Unlimited Inc., the Company acquired a working interest in a second oil and gas lease known as the Callahan/Eastland Mississippi Reef Play, which is located near the Callahan and Eastland County line in Central Texas.

The total consideration that we must pay to acquire the 60% working interest is approximately $65,000, which amount does not include the cost of drilling and completing a well on the acreage. The common stock is valued at $0.05 based upon our current share price of $0.10 as at June 30, 2014. The Net Revenue Interest is 75% and consists of approximately 220 acres, more or less, in Callahan County, Texas. This lease has no depth limit requirement. The Company has elected not to proceed forward with earning an interest in this property. The property has expired without penalty to the Company. During the year ended July 31, 2017, the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $58,000 loss on impairment in the year ended July 31, 2017.

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

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. On May 30, 2017 the Company was given notice of default by the optionors whereby the Company lost the right to earn an interest in the property. At present the Company is in discussions with optionors to renegotiate the agreement. Although we are in such discussions, there are no assurances that acceptable terms can be reached with the optionors, AHL Holdings Ltd and Golden Sands Exploration Inc. Due to the notice of default the Company determined this property to be fully impaired. As a result of writing off the asset and liability associated with this property the Company recognized a $342,157 loss on impairment year ended July 31, 2017.

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

Subsequent to October 31, 2017, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Subsequent to the October 31, 2017, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

NOTE 5 - ACCRUED LIABILITES

Accrued liabilities consist of $29,522 of accrued interest, $14,654 of accrued distribution payments and $113,471 of moneys received in advance for well work to be performed and the acquisition of additional oil and gas properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of October 31, 2017, the Company has unused funds it has received of $113,471.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of October 31, 2017, there is $85,000 and $29,522 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2017, there is $123 of accrued interest due on this loan.

NOTE 7 - COMMON STOCK

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

During the three months ended October 31, 2017, the Company sold 10,000,000 shares of common stock for total cash proceeds of $100,000.

During the three months ended October 31, 2017, the Company sold 500,000 Units of its common stock for total cash proceeds of $25,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

NOTE 8 - WARRANTS

Warrants were issued during the year ended July 31, 2017 and during the three months ended October 31, 2017 in conjunction with common stock issuances. During the three months ended October 31, 2017, the Company sold 500,000 Units of its common stock for total cash proceeds of $25,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 year. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $8,730 of the Warrants with the following inputs:

Warrants	250,000
Exercise Price	$0.15
Term	1 year
Volatility	363.41%
Risk Free Interest Rate	1.43%
Fair Value	$8,730

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $8,730, accounted for in additional paid in capital.

Activity for the year ended July 31, 2017 and the three months ended October 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	.84
Granted	150,000	0.10	2
Expired	(2,841,667)	0.10	-
Exercised	-	-	-
Exercisable at July 31, 2017	150,000	$0.10	1.50
Granted	250,000	0.15	1.0
Expired	-	-	-
Exercised	-	-
Exercisable at October 31, 2017	400,000	0.13	1.08

NOTE 9 - RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the year ended July 31, 2017, this debt was forgiven and credited to paid in capital.

For the three months ended October 31, 2017 and the year ended July 31, 2017, total payments of $12,500 and $32,250, respectively were made to an officer of the Company for consulting services.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

Subsequent to October 31, 2017, the Company sold 3,259,000 shares of common stock for total cash proceeds of $163,900.

Subsequent to October 31, 2017, the Company sold 2,100,000 Units of its common stock for total cash proceeds of $105,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for a $127,000 loan.

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 80 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort.  On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project.  An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar to acquire 51% of the Property.  These conditions include obtaining an independent appraisal of the Property, develop a business plan in conjunction with a Joint Venture Operating Agreement, terms for the consideration for the Property and for NMEX to become current in its filings with the Securities Exchange Commission.  It was mutually agreed to strive to accomplish these conditions on or before June 15, 2018.

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

Effective July 30, 2014, we entered into amended and restated option agreement with AHL Holdings and Golden Sands that materially modifies and replaces the terms of the original option agreement (as amended last on August 26, 2013). No work was conducted on the property during the 2017 fiscal year or current quarter.

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

Subsequent to October 31, 2017, as part of the Company’s outstanding obligations to the Option Agreement, the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2017 and 2016

	Three Months Ended October 31,
	2017	2016
Revenue	$11,292	$-
Distributions	$(13,039)	$-
Gross margin	$(1,747)	$-

Mineral property expenditures	$(2,749)	$(33,141)
General and administrative	$(85,750)	$(27,333)
Interest expense	$(7,184)	$(19,351)
Loss on disposal of mineral rights	$-	$(470,469)
Net Loss	$(97,430)	$(550,294)

Revenue

Revenues of oil and gas for the three months ended October 31, 2017 and 2016 were $11,292 and $0, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the three months ended October 31, 2017, distributions were $13,039 compared to $0 for the three months ended October 31, 2016. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Mineral property expenditures

Mineral property expenditures were $2,749 and $33,141 for the three months ended October 31, 2017 and 2016, respectively. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $85,750 and $27,333 for the three months ended October 31, 2017 and 2016, respectively, an increase of $58,417, or 213.7%. The increase can be attributed to an increase in consulting and professional fees.

Other expense

During the three months ended October 31, 2017 we had interest expense of $7,184 compared to $19,351 for the three months ended October 31, 2016.

Net Loss

For the three months ended October 31, 2017, we had a net loss of $97,450 as compared to a net loss of $550,294 for the three months ended October 31, 2016. In the prior period we incurred a loss on disposal of mineral rights of $470,469. There was no such loss in the current period, thus lowering our net loss.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $115,631 for the three months ended October 31, 2017. Cash provided by operating activities was $7,592 for the three months ended October 31, 2016.

Investing Activities

We used no cash for investing activities for the three months ended October 31, 2017 and 2016.

Financing Activities

For the three months ended October 31, 2017 we received $125,000 from the sale of common stock and $25,000 from a loan payable compared to $0 received for financing in the three months ended October 31, 2016.

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

We have yet to establish any history of profitable operations. As of October 31, 2017, we have an accumulated deficit of $1,720,150. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2017 and 2016, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the three months ended October 31, 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

●	In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.
●	Risks Associated with Our Mining Industry
●	The development and operation of our mining projects involve numerous uncertainties.
●	Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.
●	Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:
●	estimation of reserves;

●	anticipated metallurgical recoveries;
●	future gold and silver prices; and
●	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

●	unanticipated changes in grade and tonnage of material to be mined and processed;
●	unanticipated adverse geotechnical conditions;
●	incorrect data on which engineering assumptions are made;
●	costs of constructing and operating a mine in a specific environment;
●	availability and cost of processing and refining facilities;
●	availability of economic sources of power;
●	adequacy of water supply;
●	adequate access to the site;
●	unanticipated transportation costs;
●	government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
●	fluctuations in metal prices; and
●	accidents, labor actions and force majeure events.
●	Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.
●	Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.
●	Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:
●	the identification of potential economic mineralization based on superficial analysis;
●	the quality of our management and our geological and technical expertise; and
●	the capital available for exploration and development.

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

During the three months ended October 31, 2017, the Company sold 10,000,000 shares of common stock for total cash proceeds of $100,000.

During the three months ended October 31, 2017, the Company sold 500,000 Units of its common stock for total cash proceeds of $25,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Subsequent to October 31, 2017, the Company sold 1,800,000 shares of common stock for total cash proceeds of $18,000.

Subsequent to October 31, 2017, the Company sold 2,000,000 Units of its common stock for total cash proceeds of $100,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the three Months Ended October 31, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: May 7, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director