Form 10-Q
period 2018-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-05-29
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 43,286,818 common shares issued and outstanding as of May 17, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Balance Sheets as of January 31, 2018 (Unaudited) and July 31, 2017 (Audited)	2

Condensed Statements of Operations for the Three and Six Months ended January 31, 2018 and 2017 (Unaudited)	3

Condensed Statements of Cash Flows for the Six Months ended January 31, 2018 and 2017 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED BALANCE SHEETS

	January 31,	July 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash	$33,247	$822
Prepaid expenses	725	-
Accounts receivable	-	4,413

Total Current Assets	33,972	5,235
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	96,000	96,000
Total Other Assets	126,065	126,065

TOTAL ASSETS	$160,037	$131,300

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,700	$44,380
Accrued liabilities	125,790	152,503
Current portion of property option payable	116,000	116,000
Loans payable	114,990	89,990
Convertible debt	85,000	85,000

Total Current Liabilities	456,480	487,873

TOTAL LIABILITIES	456,480	487,873

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 41,497,818 and 26,797,818 shares issued and outstanding, respectively	41,499	26,798
Additional paid-in-capital	1,517,647	1,239,349
Accumulated deficit	(1,855,589)	(1,622,720)

Total Stockholders’ Equity (Deficit)	(296,443)	(356,573)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$160,037	$131,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2018	2017	2018	2017
Revenue	$16,767	$13,123	$28,059	$13,123
Distributions	14,720	15,492	27,759	15,492
Gross margin	2,047	(2,369)	300	(2,369)

Operating expenses:
Officer compensation	15,000	9,250	27,500	20,750
Director services	1,500	-	2,000	500
Consulting	40,500	400	58,000	400
Professional fees	10,060	-	19,625	490
Mineral property expenditures	10,100	96	12,849	33,237
General and administrative	61,761	5,870	107,446	20,713
Total operating expenses	138,921	15,616	227,420	76,090
Loss from operations	(136,874)	(17,985)	(227,120)	(78,459)

Other income (expense):
Interest expense	(2,685)	(1,714)	(9,869)	(21,065)
Loss on disposal of mineral rights	-	-	-	(470,469)
Gain on forgiveness of debt	4,120	-	4,120	-
Total other expense	1,435	(1,714)	(5,749)	(491,534)

Loss before provision for income taxes	(135,439)	(19,699)	(232,869)	(569,993)
Provision for income taxes	-	-	-	-
Net Loss	$(135,439)	$(19,699)	$(232,869)	$(569,993)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic & diluted	40,526,079	26,497,818	37,360,318	26,479,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended January 31,
	2018	2017
Cash Flow from Operating Activities:
Net loss	$(232,869)	$(569,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of mineral rights	-	470,472
Changes in Operating Assets and Liabilities:
Prepaid expenses	(725)	2,500
Accounts receivable	4,413	-
Accrued interest	5,069	-
Accounts payables and accrued liabilities	(29,680)	95,234
Receivable on working interest	-	50
Accrued liabilities	(31,783)	-
Net cash used in operating activities	(285,575)	(1,737)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan payable	25,000	-
Proceeds from the sale of common stock	293,000	5,000
Net cash provided by financing activities	318,000	5,000

Net increase in cash	32,425	3,263

Cash at beginning of the period	822	5,239
Cash at end of the period	$33,247	$8,502

Supplemental disclosure of noncash activities:
Common stock issued for mineral property rights	$-	$16,750
Forgiveness of related party debt	$-	$24,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Financial Statements

January 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the six months ended January 31, 2018.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

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

As of January 31, 2018 and 2017, the Company had 1,300,000 and 3,667,473 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the six months ended January 31, 2018 and 2017, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2018, the Company has an accumulated deficit of $1,855,589. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – MINERAL RIGHTS AND PROPERTIES

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

Olson Lease, Jones County, Texas:

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high +yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease.

Subsequent to January 31, 2018, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Subsequent to the January 31, 2018, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

NOTE 5 – ACCRUED LIABILITES

Accrued liabilities consist of $32,207 of accrued interest, $13,719 of accrued distribution payments and $79,864 of moneys received in advance for well work to be performed and the acquisition of additional oil and gas properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of January 31, 2018, the Company has unused funds it has received of $79,864.

NOTE 6 – CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of January 31, 2018, there is $85,000 and $31,707 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2018, there is $378 of accrued interest due on this loan.

NOTE 7 – COMMON STOCK

During the six months ended January 31, 2018, the Company sold 12,400,000 shares of common stock for total cash proceeds of $178,000.

During the six months ended January 31, 2018, the Company sold 2,300,000 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

NOTE 8 – WARRANTS

Warrants were issued during the year ended July 31, 2017 and during the six months ended January 31, 2018 in conjunction with common stock issuances. During the six months ended January 31, 2018, the Company sold 2,300,00 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $27,652 of the Warrants with the following inputs:

Warrants	1,150,000
Exercise Price	$0.15
Term	1 -2 year
Volatility	337.5% - 340.38%
Risk Free Interest Rate	1.67% - 1.80%
Fair Value	$27,652

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $27,652, accounted for in additional paid in capital.

Activity for the year ended July 31, 2017 and the six months ended January 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	.84
Granted	150,000	0.10	2
Expired	(2,841,667)	0.10	-
Exercised	-	-	-
Exercisable at July 31, 2017	150,000	$0.10	1.50
Granted	1,150,000	0.15	2.0
Expired	-	-	-
Exercised	-	-
Exercisable at January 31, 2018	1,300,000	0.14.	1.67

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort.  On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project.  An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar to acquire 51% of the Property.  These conditions include obtaining an independent appraisal of the Property, develop a business plan in conjunction with a Joint Venture Operating Agreement, terms for the consideration for the Property and for NMEX to become current in its filings with the Securities Exchange Commission.  It was mutually agreed to strive to accomplish these conditions on or before June 15, 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2018 and 2017, total payments of $27,500 and $20,750, respectively were made to an officer of the Company for consulting services.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

Subsequent to January 31, 2018, the Company sold 1,359,000 shares of common stock for total cash proceeds of $100,900.

Subsequent to January 31, 2018, the Company sold 430,000 Units of its common stock for total cash proceeds of $21,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2018 and 2017

	Three Months Ended January 31,
	2018	2017
Revenue	$16,767	$13,123
Distributions	$(14,720)	$(15,492)
Gross Margin	$2,047	$(2,369)

Officer compensation	$(15,000)	$(9,250)
Director services	$(1,500)	$-
Consulting	$(40,500)	$(400)
Professional fees	$(10,060)	$-
Mineral property expenditures	$(10,100)	$(96)
General and administrative	$(61,761)	$(5,870)
Interest expense	$(2,685)	$(1,714)
Gain on forgiveness of debt	$4,120	$-
Net Loss	$(135,439)	$(19,699)

Revenue

Revenues of oil and gas for the three months ended January 31, 2018 and 2017 were $16,767 and $13,123, respectively, a increase of $3,644 or 27.8%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the three months ended January 31, 2018, we accrued and/or paid distributions of $14,720 compared to $15,492 for the three months ended January 31, 2017. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Officer compensation

Officer compensation was $15,000 and $9,250 for the three months ended January 31, 2018 and 2017, respectively, an increase of $5,750 or 62.2%. The increase can be attributed to an increase in time the CEO is spending on the day to day operations of the Company.

Director services

A Director was paid for services in the amount of $1,500 and $0 for the three months ended January 31, 2018 and 2017, respectively, an increase of $1,500. The increase can be attributed to a monthly payment to the director in the current quarter.

Consulting

Consulting fees were $10,060 and $0 for the three months ended January 31, 2018 and 2017, respectively, an increase of $10,060. The increase can be attributed to an increase in operations.

Professional fees

Professional fees were $40,500 and $0 for the three months ended January 31, 2018 and 2017, respectively, an increase of $40,500. The increase can be attributed to increased audit and legal fees.

Mineral property expenditures

Mineral property expenditures were $10,100 and $96 for the three months ended January 31, 2018 and 2017, respectively, an increase of $10,004 or 104.2%. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $61,761 and $5,870 for the three months ended January 31, 2018 and 2017, respectively, an increase of $55,891. The increase can be largely be attributed to an increase in advertising and promotion expense.

Interest expense

During the three months ended January 31, 2018 and 2017 we had interest expense of $2,685 and $1,714, respectively, an increase of $971 or 56.7%.

Gain on forgiveness of debt

Gain on forgiveness of debt was $4,120 and $0 for the three months ended January 31, 2018 and 2017, respectively.

Net Loss

For the three months ended January 31, 2018, we had a net loss of $135,439 as compared to a net loss of $19,699 for the three months ended January 31, 2017. Our net loss was higher in the current period primarily due to higher general and administrative and consulting expenses.

Results of Operations for the Six Months Ended January 31, 2018 and 2017

	Six Months Ended January 31,
	2018	2017
Revenue	$28,059	$13,123
Distributions	$(27,759)	$(15,492)
Gross Margin	$300	$(2,369)

Officer compensation	$(27,500)	$(20,750)
Director services	$(2,000)	$(500)
Consulting	$(58,000)	$(400)
Professional fees	$(19,625)	$(490)
Mineral property expenditures	$(12,849)	$(33,237)
General and administrative	$(107,446)	$(20,713)
Interest expense	$(9,869)	$(21,065)
Loss on disposal of mineral rights	$-	$(470,469)
Gain on forgiveness of debt	$4,120	$-
Net Loss	$(232,869)	$(569,993)

Revenue

Revenues of oil and gas for the six months ended January 31, 2018 and 2017 were $28,059 and $13,123, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the six months ended January 31, 2018, we accrued distributions to be paid of $27,759 compared to $15,492 for the six months ended January 31, 2017. Distributions are paid and/or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Officer compensation

Officer compensation was $27,500 and $20,750 for the six months ended January 31, 2018 and 2017, respectively, an increase of $6,750 or 32.5%. The increase can be attributed to an increase in time the CEO is spending on the day to day operations of the Company.

Director services

Directors were paid for services in the amount of $2,000 and $500 for the six months ended January 31, 2018 and 2017, respectively, an increase of $1,500. The increase can be attributed to a monthly payment to the director in the current period.

Consulting

Consulting fees were $58,000 and $400 for the six months ended January 31, 2018 and 2017, respectively, an increase of $57,600. The increase can be attributed to an increase in operations.

Professional fees

Professional fees were $19,625 and $490 for the six months ended January 31, 2018 and 2017, respectively, an increase of $19,135. The increase can be attributed to an increase in audit and legal fees.

Mineral property expenditures

Mineral property expenditures were $12,849 and $33,237 for the six months ended January 31, 2018 and 2017, respectively, a decrease of $20,388 or 61.3%. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $107,446 and $20,713 for the six months ended January 31, 2018 and 2017, respectively, an increase of $86,733, or 418.7%. The increase can largely be attributed to an increase in advertising and promotion.

Interest expense

During the six months ended January 31, 2018 we had interest expense of $9,869 compared to $21,065 in the prior period.

Loss on disposal of mineral rights

Loss on disposal of mineral rights was $0 and $470,469 for the six months January 31, 2018 and 2017, respectively. This loss from the previous period is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas.

Gain on forgiveness of debt

Gain on forgiveness of debt was $4,120 and $0 for the six months ended January 31, 2018 and 2017, respectively.

Net Loss

For the six months ended January 31, 2018, we had a net loss of $232,869 as compared to a net loss of $569,993 for the six months ended January 31, 2017. Our net loss was lower in the current period primarily due the impairment recognized on two of our properties in the prior period.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $285,575 for the six months ended January 31, 2018. Cash used for operating activities was $1,737 for the six months ended January 31, 2017.

Investing Activities

We used no cash for investing activities for the six months ended January 31, 2018 and 2017.

Financing Activities

Cash provided by financing activities was $293,000 from the sale of common stock and $25,000 from a loan payable, for the six months ended January 31, 2018 compared to $5,000 from the sale of common stock in the six months ended January 31, 2017.

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

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

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

We have yet to establish any history of profitable operations. As of January 31, 2018, we have an accumulated deficit of $1,855,589. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2017 and 2016, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the six months ended January 31, 2018, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

During the six months ended January 31, 2018, the Company sold 12,400,000 shares of common stock for total cash proceeds of $178,000.

During the six months ended January 31, 2018, the Company sold 2,300,000 Units of its common stock for total cash proceeds of $115,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the six Months Ended January 31, 2018)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: May 29, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director