Form 10-Q
period 2018-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-06-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 43,286,818 common shares issued and outstanding as of June 14, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Consolidated Balance Sheets as of April 30, 2018 (Unaudited) and July 31, 2017 (Audited)	2

Condensed Consolidated Statements of Operations for the Three and Nine Months ended April 30, 2018 and 2017 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2018 and 2017 (Unaudited)	4

Condensed Notes to Consolidated Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash	$21,490	$822
Prepaid expenses	3,500	-
Accounts receivable	5,983	4,413

Total Current Assets	30,973	5,235
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	168,322	96,000
Total Other Assets	198,387	126,065

TOTAL ASSETS	$229,360	$131,300

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,150	$44,380
Accrued liabilities	233,161	152,503
Current portion of property option payable	116,000	116,000
Loans payable	124,490	89,990
Convertible debt	85,000	85,000

Total Current Liabilities	599,801	487,873

TOTAL LIABILITIES	599,801	487,873

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 43,286,818 and 26,797,818 shares issued and outstanding, respectively	43,288	26,798
Additional paid-in-capital	1,648,259	1,239,349
Accumulated deficit	(2,061,988)	(1,622,720)

Total Stockholders’ Deficit	(370,441)	(356,573)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$229,360	$131,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2018	2017	2018	2017
Revenue	$18,518	$19,306	$46,577	$32,429
Distributions	21,891	18,426	49,650	33,918
Gross margin	(3,373)	880	(3,073)	(1,489)

Operating expenses:
Officer compensation	15,000	-	42,500	-
Director services	1,500	1,500	3,500	2,000
Consulting	10,500	4,300	68,500	25,450
Professional fees	23,025	-	42,650	490
Advertising and promotion	51,241	-	107,955	-
Development property expenditures (Note 9)	20,266	-	20,266	-
Mineral property expenditures	37,400	11,091	53,682	44,328
General and administrative	33,951	15,757	81,250	36,470
Total operating expenses	192,883	32,648	420,303	108,738
Loss from operations	(196,256)	(31,768)	(423,376)	(110,227)

Other expense:
Interest expense	(4,143)	(1,658)	(14,012)	(22,723)
Loss on disposal of mineral rights	-	-	-	(470,469)
Loss on conversion of debt	(6,000)	-	(6,000)	-
Gain on forgiveness of debt	-	-	4,120	-
Total other expense	(10,143)	(1,658)	(15,892)	(493,192)

Loss before provision for income taxes	(206,399)	(33,426)	(439,268)	(603,419)
Provision for income taxes	-	-	-	-
Net Loss	$(206,399)	$(33,426)	$(439,268)	$(603,419)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	42,736,031	26,497,818	39,210,382	26,485,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended April 30,
	2018	2017
Cash Flow from Operating Activities:
Net loss	$(439,268)	$(603,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of mineral rights	-	470,472
Loss on conversion of debt	6,000	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(3,500)	2,500
Accounts receivable	(1,570)	-
Accrued interest	9,212	-
Accounts payables and accrued liabilities	81,716	128,080
Receivable on working interest	-	50
Net cash used in operating activities	(347,410)	(2,317)

Cash Flows from Investing Activities:
Cash paid for oil and gas properties	(72,322)	-
Net cash used in investing activities	(72,322)	-

Cash Flows from Financing Activities:
Proceeds from loan payable	25,000	-
Proceeds from the sale of common stock	415,400	5,000
Net cash provided by financing activities	440,400	5,000

Net increase in cash	20,668	2,683

Cash at beginning of the period	822	5,239
Cash at end of the period	$21,490	$7,922

Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Supplemental disclosure of non-cash activity:
Common stock issued for debt	$4,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Financial Statements

April 30, 2018

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

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”) for the purpose of conducting oil and gas drilling programs in Texas.

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a limited partnership created for raising investor funds.

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

Runnels County, Texas – Riverside Prospects – Multiple Pay Project

During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) leased 548.76 acres in Runnels County, Texas. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. Kathis owns 100% of the working interest in the acreage known as the Riverside Prospects. The original discovery wells were drilled on 40 acre spacing and crude oil prices fell before the field could be fully developed leaving excellent proven drilling locations open for drilling. Kathis has included the Riverside Prospects in its eight well drilling program.

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

As part of the Company’s outstanding obligations to the Option Agreement, the Company conducted a geophysical survey on the Winnemucca Property in January 2018. The geophysical survey included 7 lines on the property as recommended by our geologist. The survey yielded a number of structures that look very interesting.  Past exploration has yielded low grade gold and silver but were drilled in a vertical manner and did not cross the main structure where the better values could be found.  At present the Company is in discussions with optionors to negotiate a new agreement.

Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort.  On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project.  An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar to acquire 51% of the Property.  These conditions include obtaining an independent appraisal of the Property, develop a business plan in conjunction with a Joint Venture Operating Agreement, terms for the consideration for the Property and for NMEX to become current in its filings with the Securities Exchange Commission.  It was mutually agreed to strive to accomplish these conditions on or before June 15, 2018.  As of the date of this filing, the Company and Pemer Bacalar are in the final stages of entering into a definitive agreement.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the nine months ended April 30, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kathis Energy, LLC and Kathis Energy Fund 1, LP. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

As of April 30, 2018, and 2017, the Company had 3,745,923 and 3,707,973 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the nine months ended April 30, 2018 and 2017, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2018, the Company has an accumulated deficit of $2,061,988. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the nine months ended April 30, 2018, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

During the nine months ended April 30, 2018, the Company agreed to assign its interest and rights to 410 acres in the Guy Ranch Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $66,500 loan.

Riverside Prospects, Runnels County, Texas

During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) leased 548.76 acres in Runnels County, Texas. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. Kathis owns 100% of the working interest in the acreage known as the Riverside Prospects. The original discovery wells were drilled on 40 acre spacing and crude oil prices fell before the field could be fully developed leaving excellent proven drilling locations open for drilling. Kathis has included the Riverside Prospects in its eight well drilling program.

NOTE 5 – ACCRUED LIABILITES

Accrued liabilities consist of $36,350 of accrued interest, $28,252 of accrued distribution payments, $73,559 of moneys received in advance for well work to be performed and the acquisition of additional oil and gas properties and $95,000 of investment funds to be used for the development of future properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of April 30, 2018, the Company has unused funds it has received of $73,559.

NOTE 6 – CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of April 30, 2018, there is $85,000 and $33,983 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2018, there is $13,500 and $1,500 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2018, there is $867 of accrued interest due on this loan.

NOTE 7 – COMMON STOCK

During the nine months ended April 30, 2018, the Company sold 13,559,000 shares of common stock for total cash proceeds of $278,900.

During the nine months ended April 30, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

During the nine months ended April 30, 2018, the Company issued 200,000 shares of common stock for conversion of a $4,000 loan payable. The shares were valued at $0.05, the closing stock price on the date of conversion for a loss on conversion of $6,000.

NOTE 8 – WARRANTS

Warrants were issued during the year ended July 31, 2017 and during the nine months ended April 30, 2018 in conjunction with common stock issuances. During the nine months ended April 30, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 to 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $38,373 of the Warrants with the following inputs:

Warrants	1,515,000
Exercise Price	$0.15
Term	1-2 years
Volatility	337.5% - 361.50%
Risk Free Interest Rate	1.67% - 2.39%
Fair Value	$38,373

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $38,373, accounted for in additional paid in capital.

Activity for the year ended July 31, 2017 and the nine months ended April 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	.84
Granted	150,000	0.10	2
Expired	(2,841,667)	0.10	-
Exercised	-	-	-
Exercisable at July 31, 2017	150,000	$0.10	1.50
Granted	1,365,000	0.15	2.0
Expired	-	-	-
Exercised	-	-
Exercisable at April 30, 2018	1,515,000	0.14	1.58

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

NOTE 10 – RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2018 and 2017, total payments of $42,500 and $0, respectively were made to an officer of the Company for consulting services. As of April 30, 2018, $15,000 is due to the officer for consulting services.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

On May 7, 2018, the Company created ENMEX LLC, a wholly owned subsidiary in Mexico, for the purposes of managing and operating its investments in Mexico including but not limited to the Joint Venture opportunity being negotiated with Pemer Bacalar on the 61 acres on the Bacalar Lagoon on the Yucatan Peninsula.

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

Riverside Prospects, Runnels County, Texas

During the quarter ended April 30, 2018 Kathis leased 548.76 acres in Runnels County, Texas. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. Kathis owns 100% of the working interest in the acreage known as the Riverside Prospects. The lease cost paid was $20,266. Kathis has included the Riverside Prospects in its eight well drilling program.

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

As part of the Company’s outstanding obligations to the Option Agreement, the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100.  The geophysical survey conducted covered 7 lines on the property. The survey yielded a number of structures that look very interesting.  At present the Company is in discussions with optionors to negotiate a new agreement.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2018 and 2017

	Three Months Ended April 30,
	2018	2017
Revenue	$18,518	$19,306
Distributions	$21,891	$(18,426)
Gross Margin	$(3,373)	$880

Officer compensation	$(15,000)	$-
Director services	$(1,500)	$(1,500)
Consulting	$(10,500)	$(4,300)
Professional fees	$(23,025)	$-
Advertising and promotion	$(51,241)	$-
Development property expenditures	$(20,266)	$-
Mineral property expenditures	$(37,400)	$(11,091)
General and administrative	$(33,951)	$(15,757)
Interest expense	$(4,143)	$(1,658)
Loss on conversion of debt	$(6,000)	$-
Net Loss	$(206,399)	$(33,426)

Revenue

Revenues of oil and gas for the three months ended April 30, 2018 and 2017 were $18,518 and $19,306, respectively, a decrease of $788 or 4.08%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the three months ended April 30, 2018, we accrued and/or paid distributions of $21,891 compared to $18,426 for the three months ended April 30, 2017. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Officer compensation

Officer compensation was $15,000 and $0 for the three months ended April 30, 2018 and 2017, respectively, an increase of $15,000. The increase can be attributed to an increase in time the CEO is spending on the day to day operations of the Company.

Director services

A director was paid for services in the amount of $1,500 and $1,500 for the three months ended April 30, 2018 and 2017, respectively, an increase of $0.

Consulting

Consulting fees were $10,500 and $4,300 for the three months ended April 30, 2018 and 2017, respectively, an increase of $6,200 or 144.2%. The increase can be attributed to an increase in operations.

Professional fees

Professional fees were $23,025 and $0 for the three months ended April 30, 2018 and 2017, respectively, an increase of $23,025. The increase can be attributed to increased audit and legal fees.

Advertising and promotion

Advertising and promotion expenses were $51,241 and $0, for the three months ended April 30, 2018 and 2017, respectively. The increase can be attributed to new marketing campaign initiated by Kathis Energy, LLC.

Development property expenditures

Development property expenditures were $20,266 and $0, for the three months ended April 30, 2018 and 2017, respectively, an increase of $20,266. The increase is due to initial expense related to the property in Bacalar, Mexico (see Note 9).

Mineral property expenditures

Mineral property expenditures were $37,400 and $11,091 for the three months ended April 30, 2018 and 2017, respectively, an increase of $26,309 or 237.2%. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $33,951 and $15,757 for the three months ended April 30, 2018 and 2017, respectively, an increase of $18,194 or 115.5%. The increase can be largely attributed to an increase in travel and office expense.

Interest expense

During the three months ended April 30, 2018 and 2017 we had interest expense of $4,143 and $1,658, respectively, an increase of $2,485 or 149.9%. The increase is in conjunction with out higher loan payable balance.

Loss on conversion of debt

Loss on conversion of debt was $6,000 and $0, for the three months ended April 30, 2018 and 2017, respectively, and increase of $6,000. During the three months ended April 30, 2018, the Company issued 200,000 shares of common stock for conversion of a $4,000 loan payable. The shares were valued at $0.05, the closing stock price on the date of conversion for a loss on conversion of $6,000.

Net Loss

For the three months ended April 30, 2018, we had a net loss of $206,399 as compared to a net loss of $33,426 for the three months ended April 30, 2017. Our net loss was higher in the current period primarily due to an increase in overall operating expense including advertising and promotion, property development expense, consulting and other professional fees.

Results of Operations for the Nine Months Ended April 30, 2018 and 2017

	Nine Months Ended April 30,
	2018	2017
Revenue	$46,577	$32,429
Distributions	$(49,650)	$(33,918)
Gross Margin	$(3,073)	$(1,489)

Officer compensation	$(42,500)	$-
Director services	$(3,500)	$(2,000)
Consulting	$(68,500)	$(25,450)
Professional fees	$(42,650)	$(490)
Advertising and promotion	$(107,955)	$-
Development property expenditures	$(20,266)	$-
Mineral property expenditures	$(53,682)	$(44,328)
General and administrative	$(81,250)	$(36,470)
Interest expense	$(14,012)	$(22,723)
Loss on disposal of mineral rights	$-	$(470,469)
Loss on conversion of debt	$(6,000)	$-
Gain on forgiveness of debt	$4,120	$-
Net Loss	$(439,268)	$(603,419)

Revenue

Revenues of oil and gas for the nine months ended April 30, 2018 and 2017 were $46,577 and $32,429, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the nine months ended April 30, 2018, we accrued distributions to be paid of $49,650 compared to $33,918 for the nine months ended April 30, 2017. Distributions are paid and/or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2015 from the oil and gas revenues received from the J.E. Richey Lease.

Officer compensation

Officer compensation was $42,500 and $0 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $42,500. The increase can be attributed to an increase in time the CEO is spending on the day to day operations of the Company.

Director services

A director was paid for services in the amount of $3,500 and $2,000 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $1,500. The increase can be attributed to a monthly payment to the director in the current period.

Consulting

Consulting fees were $68,500 and $25,450 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $43,050 or 169.2%. The increase can be attributed to an increase in operations.

Professional fees

Professional fees were $42,650 and $490 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $42,160. The increase can be attributed to an increase in audit and legal fees.

Advertising and promotion

Advertising and promotion expenses were $107,955 and $0, for the nine months ended April 30, 2018 and 2017, respectively. The increase can be attributed to new marketing campaign initiated by Kathis Energy, LLC.

Development property expenditures

Development property expenditures were $20,266 and $0, for the nine months ended April 30, 2018 and 2017, respectively, an increase of $20,266. The increase is due to initial expense related to the property in Bacalar, Mexico (see Note 9).

Mineral property expenditures

Mineral property expenditures were $53,682 and $44,328 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $9,354 or 21.1%. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

General and administrative

General and administrative expense was $81,250 and $36,470 for the nine months ended April 30, 2018 and 2017, respectively, an increase of $44,780, or 122.8%. The increase can be largely attributed to an increase in travel and office expense as well as BLM fees.

Interest expense

During the nine months ended April 30, 2018 we had interest expense of $14,012 compared to $22,723 in the prior period. Interest expense was higher in the prior period due to additional interest accrued for the compounding of interest.

Loss on disposal of mineral rights

Loss on disposal of mineral rights was $0 and $470,469 for the nine months April 30, 2018 and 2017, respectively. This loss from the previous period is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas.

Loss on conversion of debt

Loss on conversion of debt was $6,000 and $0, for the nine months ended April 30, 2018 and 2017, respectively, and increase of $6,000. During the nine months ended April 30, 2018, the Company issued 200,000 shares of common stock for conversion of a $4,000 loan payable. The shares were valued at $0.05, the closing stock price on the date of conversion for a loss on conversion of $6,000.

Gain on forgiveness of debt

Gain on forgiveness of debt was $4,120 and $0 for the nine months ended April 30, 2018 and 2017, respectively. The gain on forgiveness of debt was due to the write off of aged debt for which there was no longer an obligation to pay.

Net Loss

For the nine months ended April 30, 2018, we had a net loss of $439,268 as compared to a net loss of $603,419 for the nine months ended April 30, 2017. Our net loss was lower in the current period primarily due the impairment recognized on two of our properties in the prior period.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $347,410 for the nine months ended April 30, 2018. Cash used for operating activities was $2,317 for the nine months ended April 30, 2017.

Investing Activities

We used $72,322 and $0 for investing activities for the nine months ended April 30, 2018 and 2017.

Financing Activities

Cash provided by financing activities was $415,400 from the sale of common stock and $25,000 from a loan payable, for the nine months ended April 30, 2018 compared to $5,000 from the sale of common stock in the nine months ended April 30, 2017.

We had the following loans outstanding as of April 30, 2018.

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest is convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum, payable on maturity, calculated on the principal amount of the Loan outstanding. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. As of April 30, 2018, there is $85,000 and $33,983 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2018, there is $13,500 and $1,500 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2018, there is $867 of accrued interest due on this loan.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

We have yet to establish any history of profitable operations. As of April 30, 2018, we have an accumulated deficit of $2,061,988. We have just begun generating revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining properties. We may not be able to successfully commercialize our mines or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2017 and 2016, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the nine months ended April 30, 2018, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

During the nine months ended April 30, 2018, the Company sold 13,759,000 shares of common stock for total cash proceeds of $278,900.

During the nine months ended April 30, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the nine Months Ended April 30, 2018)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 14, 2018	/s/ Howard Siegel
Howard Siegel
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Audrey
Roger Audrey
Secretary

/s/ Ivan Webb
Ivan Webb
Vice President and Director

