Form 10-K
period 2018-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-11-13
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2018, the issuer had 48,436,818 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2018

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

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), a duly formed Limited Liability Company formed in the State of Texas, for the purpose of conducting oil and gas drilling programs in Texas.

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects.

On May 7, 2018, the Company created a wholly owned subsidiary, ENMEX Operations LLC (“ENMEX”), a duly formed Limited Liability Company in the State of Quintana Roo, Mexico for the purpose of conducting business in Mexico in prospective real estate development projects. There has been no activity from inception to date.

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

Current Business

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar. As of July 31, 2018, the Company is still conducting its due diligence.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018. See Item 2 Properties for additional information

Coleman County, Texas – J. E. Richey #2A -Proposed New Well:

The Company has sold working interest in a 20 acre tract on the J.E. Richey Lease to drill a new well near the ARCO Richey #2 well. This well initially was completed in the Lower Ellenburger in 1982 coming in at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job and no sand frac was conducted. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in. This well was plugged due to casing problems in the well on December 28, 2017. See Item 2 Properties for additional information

Kathis Energy LLC – Wholly owned Subsidiary:

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500. Kathis is seeking to raise drilling funds to drill up to 8 wells. As of July 31, 2018, Kathis has raised $125,000 and is continuing to seek funding for its drilling program. As of the date of this report no wells have been drilled. Kathis has additional information regarding its drilling program on its website www.kathisenergy.com See Item 2 Properties for additional information

Jones County, Texas – Palo Pinto Reef project

During the fiscal year ended July 31, 2016 the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. See Item 2 Properties for additional information

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2016 the Company acquired 692-acres divided into two tracts Guy Ranch Lease in Shackelford County. The Guy Ranch lease is located in the southern part of Shackelford County. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also know to be productive from three other formations on the Guy Ranch acreage. See Item 2 Properties for additional information

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. See Item 2 Properties for additional information

89 Guy #4 Well – Cased Hole:

On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. See Item 2 Properties for additional information

McClure 2B Gas Well – Producing:

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40-acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well is completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. See Item 2 Properties for additional information

Carter & Foster Wells – Producing:

During the fiscal year ended July 31, 2018 the Company acquired the Carter and Foster wells located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet. See Item 2 Properties for additional information

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

In August 2018, subsequent to the end of the fiscal year ended July 31, 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. See Item 2 Properties for additional information

Winnemucca Mountain Property

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 138 unpatented mining claims covering an area of approximately 2,700 acres.

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock. The Company issued the shares and made the payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is in discussions seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. Item 2 Properties for additional information

Mining Sector

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

Water Regulation

The federal Clean Water Act (the “CWA”), the federal Safe Drinking Water Act (the “SWDA”) and analogous state laws restrict the discharge of wastewater and other pollutants into surface waters or underground wells and the construction of facilities in wetland areas without a permit. Federal regulations also require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. In addition, the Oil Pollution Act (the “OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed or considered under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us.

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

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

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

Employees

As of July 31, 2018, we do not have any employees. Our four officers, Ivan Webb, Noel Schaefer, Victor Miranda and Roger Autrey act as consultants. Mr. Autrey was appointed Secretary on September 19, 2013. Mr. Schaefer was appointed as Chief Operating Officer on July 6, 2018. Mr. Miranda was appointed as Chief Financial Officer on July 6, 2018. Mr. Webb was appointed as Chief Executive Officer on July 6, 2018. Subsequent to the end of the fiscal year Mr. Autrey resigned as the Company secretary and Mr. Robert Campbell was appointed to fill the office as Secretary of the Company. There were no disagreements between the Company and Mr. Autrey.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), a duly formed Limited Liability Company formed in the State of Texas, for the purpose of conducting oil and gas drilling programs in Texas.

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects.

On May 7, 2018, the Company created a wholly owned subsidiary, ENMEX Operations LLC (“ENMEX”), a duly formed Limited Liability Company in the State of Quintana Roo, Mexico for the purpose of conducting business in Mexico in prospective real estate development projects.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Risks Related To Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As at July 31, 2018, we have an accumulated deficit of $2,392,496 and total stockholders’ deficit of $557,374. We began generating revenues in October 2015. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2018 and 2017, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended July 31, 2018, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We may not be able to conduct successful operations in the future.

The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

To fully develop our business plan, we will need additional financing.

For the foreseeable future, we expect to rely principally upon external financing, although we have raised limited private placement and debt instrument funds during the past fiscal year and will be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

We lack working capital.

We currently lack the capital necessary to independently sustain our operations. Management is actively negotiating financing through accredited investors and other sources to meet its short term working capital needs and is negotiating long term capital options. There can be no guaranty that additional funds will be available. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

We have limited human resources necessary to expand operations.

We have a small staff of skilled developers and supplement our human resource needs through sub-contracting. We are planning to acquire additional resources internally thereby reducing the use of sub-contractors and increasing direct control over our operations. If we are unable to acquire additional resources internally we will be forced to use sub-contractors that may or may not be available to work when and where we need them thereby limiting our ability to expand operations as we intend.

Our ultimate success will be dependent upon management.

Our success is dependent upon the decision making of our directors and our executive officers, who are Noel Schaefer, Victor Miranda and Ivan Webb. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We currently do not have not key man life insurance on the lives of any of these officers and directors.

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

In addition, bills have been proposed in the US. Congress to allow the EPA to regulate the injection of fracking fluids under the federal Safe Drinking Water Act, which could require hydraulic fracturing operations to meet federal permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and record keeping obligations, and meet plugging and abandonment requirements. The proposed legislation also would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators are considering additional requirements related to seismic safety. Other concerns have been raised regarding water usage, air emissions (including greenhouse gas emissions) and waste disposal, and certain jurisdictions have imposed moratoria on fracking operations while the potential impacts are studied. The EPA, Congress and other government representatives continue to investigate the impacts of fracking, and additional studies and regulatory or legislative initiatives are possible.

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

Existing environmental regulations impose substantial operating costs which could adversely affect our business.

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

Our stock price may be volatile, and you may not be able to resell your shares at or above your initial purchase price.

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not developed and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control.

Most of our common stock is currently restricted. As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our common stock has a limited public trading market.

While our common stock currently trades in the Over-the-Counter Bulletin Board market, our market is limited and sporadic. We cannot assure that such a market will improve in the future. We cannot assure that an investor will be able to liquidate the investor’s investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. The relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

The Over-The-Counter Market for our stock has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results, may have a negative effect on the market price of our common stock.

Risk Related to Real Estate & Resort Development

We have no history of Development of Real Estate Property.

Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We expect the real estate development business to be highly competitive because many developers have access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We cannot assure that we will have the necessary resources to be competitive.

We may not be able to conduct successful operation in the future.

The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

To fully develop our business plan, we will need additional financing.

For the foreseeable future, we expect to rely principally upon external financing, although we have raised limited private placement and debt instrument funds during the past fiscal year and will be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

We have limited human resources necessary to expand operations.

We have a small staff of skilled developers and supplement our human resource needs through sub-contracting. We are planning to acquire additional resources internally thereby reducing the use of sub-contractors and increasing direct control over our operations. If we are unable to acquire additional resources internally we will be forced to use sub-contractors that may or may not be available to work when and where we need them thereby limiting our ability to expand operations as we intend.

Our ultimate success will be dependent upon management.

Our success is dependent upon the decision making of our directors and our executive officers, who are Noel Schaefer, Victor Miranda, Howard Siegel and Ivan Webb. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We currently do not have not key man life insurance on the lives of any of these officers and directors.

We are subject to real estate development risks.

Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

●	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

●	an increase in commodity costs;

●	construction delays or cost overruns, either of which may increase project development costs.

If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Yucatan Peninsula, Mexico area market.

Our real estate activities are currently entirely focused in the Bacalar area on the Yucatan Peninsula of Mexico. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance tourism of the Mexico economy specifically as it relates to the Yucatan Peninsula could greatly affect our sales and, consequently the underlying values of our properties.

Our operations are subject to an intensive regulatory approval process.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, sub-division, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

Currency exchange rate fluctuations and higher inflation may adversely impact the Company’s future operating results and financial condition.

The exchange rate between the Mexican Peso and the U.S. dollar has changed substantially in the last two decades and could fluctuate substantially in the future. The Company’s market valuation could be materially adversely affected by any devaluation of the Mexican Peso if U.S. investors analyze the Company’s value and performance based on the U.S. dollar equivalent of the Company’s financial condition and operating results. The Company expects that a substantial portion of its expenses, including personnel costs, may be denominated in Mexican Pesos. As such, any appreciation of the Mexican Peso against the U.S. dollar would reduce the cost advantage derived from the Company’s Mexican Peso-denominated expenses and would likely adversely affect the Company’s financial condition and results of operations. In addition, an increase in inflation would adversely affect world economies generally, which would adversely affect the Company’s business.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1889 FM 2088, Quitman, Texas 75783. Our mailing address is 1889 FM 2088, Quitman, Texas 75783.

As of July 31, 2018, we owned or had a lease on the following properties:

Coleman County, Texas – J. E. Richey Lease – Three Well Project

History & Background:

On October 14, 2014, the Company entered into an agreement to acquire the J. E. Richey lease located west of the Community of Novice in Coleman County, Texas. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. There is spacing available for new drilling of two or more wells. In September 2014 the Company began selling working interest to raise working capital to rework two wells and re-complete one well on the J. E. Richey 206.5 acre. The Company sold 76% of the working interest to fund the rework/re-completion operations.

In May 2015 the Company started conducting operations on reworking the J. E. Richey #1 by conducting a xylene and acid wash to clean the perforations and well bore. The well responded by increasing the casing pressure from 25 pounds to 210 pounds with a strong oil flow. The same procedure was conducted on the J. E. Richey #3 well with the same results. Within a month the #1 well began to make less total fluid with very little oil and the #3 well had plenty of fluid but only a trace of oil. Both the #1 and #3 wells on the J. E. Richey lease were shut-in awaiting further evaluation.

In June the re-completion process began on the Concho Richey #1 also located on the J. E. Richey lease. The re-completion was to open the Gray formation in this well as it had never been tested in this well. Other formations had been tried with nominal success. The first stage of the re-completion process was to squeeze off the Tannehill formation at 1700’ before attempting to perforate the Gray. The squeeze was a success and the Gray formation was perforated yielding 3 barrels of oil on a swab naturally without any stimulation. This was followed by a 300 gallon 7.5% acid job that more than doubled the oil production to 6 barrels with no water. A 50 sack frac was performed yielding 65 barrels of oil and 100 MCF of natural gas per day. The rework/re-completion was completed on all three wells on July 28, 2015 and production of oil and gas was established.

In June 2016 a hole came in the casing on the Concho Richey #1 well. Production ceased until October 2016 when the hole in the casing was repaired. Production resumed at the rate of 8 barrels of oil and 40 MCF of natural gas per day. As of the date of this report the Concho Richey #1 well is averaging 4.5 barrels of oil and 34 MCF of natural gas per day with little to no formation water.

Two attempts were made to rework the J. E. Richey #1 well subsequent to the effort made in May 2015. During March and April of 2017 an effort to re-perforate the Gray formation with a TriStem Perforating Gun, a specialized tool, that perforate three holes in a wedge or pie shape in an effort to increase exposure to the well bore the flow into the well bore. After several attempts the TriStem tool would not go below 1100 feet deep. The area to be perforate is 3900 feet in the Gray. A temperature survey was ran and determined the well had a hole in the casing. This procedure was followed by conducting a multiple interval pressure pumping test from the top of the perforations in the Gray to the surface. The casing held pressure until we came up the hole to 970 feet and continued not to hold pressure in each pressure test to the surface. No further work was conducted until August 2017 providing time to meet with engineers to determine what procedure or method could be performed to salvage the well. After numerous meetings and discussions with local operators, petroleum engineers and service companies it was determined that the chances of success to save the well was very poor. A decision was made to plug the well. On January 3, 2018 the J. E. Richey #1 well was plugged.

Plans are to rework the J. E. Richey #3 well by placing a bridge plug over the Gray and produce the Morris for 60 – 90 days to see the daily average of total production of gas, oil and formation water. Depending on the amount of formation water a sand frac will be designed to stimulate the Morris in an effort to increase oil and gas production. The J. E. Richey #3 well was originally perforated in the Morris with an initial rate of 2,075 MCF per day and has produced more than 250 million cubic feet of natural gas. A previous operator attempted to produce the Gray by perforating it and letting it produce naturally. The xylene/acid wash conducted on this well in May 2015 is likely to have opened up the Gray and allowed it to produce most of the formation water as the Morris was not noted for making much formation water when it was produced independently. No date has been set for to conduct this rework procedure on the J. E. Richey #3 well.

The Company acquired a 206.5 acre lease (J. E. Richey) located in the northern part of Coleman County, Texas with four existing wells in September 2014. Three of the four wells were fully equipped with down hole pumps, rods, tubing, pump jacks, well head and surface equipment including tank battery, meter run and gas gathering pipelines.

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

During March 2017 the Company attempted to bring the J.E. Richey #1 back into production. A hole was discovered in the casing around 600 feet. Additional work was performed on the well in August 2018. Pressure testing proved the casing from 900 feet to the surface was not repairable and was plugged on January 3, 2018.

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

Ownership Interest

The Company owns 11.5% of the working interest before payout and 24% working interest after payout in these three wells covering 60 acres and 87.5% working interest in rest of lease covering 146.5 acres.

History of Operations and Geology

The lease is located in a multiple pay area originally discovered by ARCO in the early 1980’s. This lease area has six known productive formations, which are stated below with their approximate depths:

Ellenburger	4,200’	Jennings	3,600’
Gray	3,850’	Upper Capps	3,450’
Gardner	3,700’	Morris	3,400’

The following is a summary of each of the three wells originally drilled by ARCO and the fourth well drilled by J.V. Rhyne, a local operator in the Abilene, Texas area:

J.E. Richey #1 Well – was completed in the Gray Sand in 1981 and came in with an initial production rate of 167 barrels and 118 MCF per day with no saltwater from the Gray Sand formation. The well is only open in the Gray and has the Upper Capps formation up the hole for future testing. As stated above the casing was not repairable and this well was plugged due to casing problems in the well on January 3, 2018.

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

Coleman County, Texas – J. E. Richey #2A -Proposed New Well:

The Company has sold working interest in a 20 acre tract on the J.E. Richey Lease to drill a new well near the ARCO Richey #2 well. This well initially was completed in the Lower Ellenburger in 1982 coming in at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job and no sand frac was conducted. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in. This well was plugged due to casing problems in the well on December 28, 2017.

A drilling location has been staked west of the J. E. Richey #2 well. Drilling funds have been received toward the drilling of the new proposed location for the J. E. Richey #2A well. At the time of this report no definitive schedule for drilling has been set. Additional drilling funds will be required to be able to drill this well to a projected total depth of 4,500’. All potential formations will be evaluated with particular attention being focused on the following formations:

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

Ownership Interest

During the fiscal year the Company acquired 100% of the working interest in the oil and gas lease known as the Olson covering approximately 160 acres for $30,000 including legal, landman, lease bonus, geological mapping etc. The Company has agreed to convey the Olson lease to Kathis, its wholly owned subsidiary, for its drilling program for $60,000. The term of the Olson lease expires on April 27, 2019

History of Operations and Geology

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

Shackelford County, Texas – Guy Ranch Project:

History & Background:

During the fiscal year ended July 31, 2016 the Company acquired a 100% working interest in a 692-acre Guy Ranch Lease divided into two tracts. Tract 1 covers 480 acres and Tract 2 covers 212 acres. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also know to be productive from three other formations on the Guy Ranch acreage.

The first project on the Guy Ranch was to re-complete a cased well in the Morris formation that was reportedly untested. The structure of the deal was for a third party to pay 100% of the costs re-complete the cased well in the Morris formation allocating 20 acres out of the 450 acres in order to earn a 75% working interest in the cased well. All records filed with the Texas Railroad Commission supported that no attempt to produce from the Morris had been performed. However, it was subsequently found out that in fact an attempt was made to re-complete in Morris formation and such attempt was unsuccessful due to an over stimulation of the Morris with a large frac at high pumping rate. The well produced mostly water. The 20 acres around the well was not assumed by the Company or its third-party investors. The unused funds provided by the third party will be allocated to a new well on the Guy Ranch Lease with the third party being responsible for providing the balance of the funds to drill and complete a new well in order to earn 75% of the working interest.

During the fiscal year ended July 31, 2018 the Company agreed to convey approximately 650 acres out of the Guy Ranch lease to Kathis Energy LLC, its wholly owned subsidiary, for its drilling program for the consideration of $66,500.

In March 2018 Kathis Energy staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. Lease expires in December 16, 2018 unless well is commences drilling prior to that date or an extension can be obtained.

Ownership Interest:

During the fiscal year the Company acquired 100% of the working interest in the oil and gas lease known as the Guy Ranch covering approximately 692 acres for approximately $70,500 including legal, landman, lease bonus, geological mapping etc.

Location & Access:

The 692 acre Guy Ranch Lease is located approximately 15 miles northeast of the city of Abilene, Texas. Access to acreage is excellent with paved county roads and gravel lease roads to the well. The lease has access to gas lines and electric power.

History of Operations and Geology:

The Guy Ranch lease is in an area geographically known as the Eastern Shelf of the Permian Basin. It is influenced by the Bend Arch to the East and the South as it approaches the Llano Uplift. This area is best known for the several producing formations that are stratigraphically and structurally used as trapping oil and gas.

The Guy Ranch comprises a total of 5,120 acres of which the Company’s 692 acres is included. The Guy Ranch has had many wells drilled on it throughout the years. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. Because of all the earlier drilled wells it is easy to see that most of the production is located on the many surface structural noses that occur on the ranch. The Patio/Morris prospect is located on such a structural nose.

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

Runnels County, Texas – Riverside Prospects – Multiple Pay Project

History & Background:

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983.

Location & Access:

The location of the leases covering the Riverside Prospects is approximately 2 miles west of the City of Ballinger, Texas in Runnels County.

Ownership Interest:

Kathis has an option to acquire these leases in stages with the first stage to have proof of drilling funds to drill one well by December 31, 2018. The Net Revenue Interest on all of these leases is 75% and the expiration of these leases varies from April thru June 2019.

History of Operations & Geology:

Oil and gas field discoveries were made on the Riverside leases during the oil boom of 1978 thru 1983. The original discovery wells in these fields were drilled on 40 acre spacing and were never fully developed as crude oil prices fell sharply before the fields could be fully developed and remained undeveloped.

Significant discoveries were made in the Cross Cut formation with cumulative production in excess of 45,000 barrels. The Caddo formation had some wells with cumulative production of 56,000 barrels and the Gardner formation with some wells with 70,000 barrels of oil produced from single wells. Other notable formations in and on these leases include the Jennings and Fry.

89 Guy #4 Well – Cased Hole:

History & Background:

The 89 Guy Well #4 is located on the Guy Ranch property in Shackelford County. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. This interval produced 2 barrels of oil and 20 thousand cubic feet of natural gas from a 100 sac gel frac. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. The cased well was purchased from the mineral owner through an independent geologist followed by an application to the Texas Railroad Commission to assume liability of the case well. The application is still pending approval.

Ownership Interest:

Kathis Energy owns 100% of the working interest with a 75% net revenue interest in the 20 acre lease with the cased well. Kathis has until April 17, 2019 to bring the well back into production. Kathis paid $22,500 for the cased well.

Location & Access:

The 20-acre tract on the Guy Ranch Lease is located approximately 15 miles northeast of the city of Abilene, Texas. Access to the 89 Guy Well #4 is excellent with paved county roads and gravel lease roads to the well. The lease has access to gas lines and electric power.

History of Operations & Geology:

The Guy Ranch lease is in an area geographically known as the Eastern Shelf of the Permian Basin. It is influenced by the Bend Arch to the East and the South as it approaches the Llano Uplift. This area is best known for the several producing formations that are stratigraphically and structurally used as trapping oil and gas.

The Guy Ranch comprises a total of 5,120 acres of which the Company’s 20 acre tract is included. The Guy Ranch has had many wells drilled on it throughout the years. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. Because of all the earlier drilled wells it is easy to see that most of the production is located on the many surface structural noses that occur on the ranch.

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

McClure 2B Gas Well – Producing:

History & Background:

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40 -acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well was drilled in 2006 to a total depth of 4,739’ and was re-completed in the Strawn formation in January 2011. The McClure 2B gas well is among a large number of gas wells that are producing in the area from the Strawn formation.

Location & Access:

The location of the McClure 2B gas well is 1 mile southwest of the Community of Graford, Texas in Palo Pinto County on a 40 acre tract. The lease is off a main county road and the lease road can have washouts depending on the amount of rain as the McClure 2B gas well is on top of a hill. There are two natural gas lines 1) high pressure and the 2) is low pressure.

Ownership Interest

The Company paid $25,000 for this gas well. The Net Revenue Interest for the McClure lease is 75% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework/re-complete the well in one or more of the other intervals in the Strawn formation in the well. As of the date of this report no work has been conducted toward the reworking/re-completing in this well. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest.

History of Operations & Geology:

The McClure 2B well was drilled to a total depth of 4,739’ in July 2006 into the Marble Falls formation. No production was made from this formation. In January 2011, the McClure 2B well was completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. The McClure 2B well is a flowing gas well and is currently producing approximately 8 - 10MCF per day with little to no saltwater. The 2,882’ - 2,940’ interval was stimulated with 1,450 gallons of NEFE 10% acid and a 350 sac frac. The well responded with an initial production rate of 815 MCF per day on a 24/64ths choke with an Instant Shut In Pressure of 995 pounds.

The Strawn formation is more than 400 foot thick in the McClure 2B well and has 7 other intervals that can be perforated and stimulated to produce additional natural gas.

Carter & Foster Wells – Producing:

History and Background:

The wells on the Carter and Foster leases were drilled in1992-93. Most of the wells were treated with 5,000 gallons of 21% acid and yielded initial rates of production of 40 barrels of oil per day then gradually declined to 3 barrels per day by the end of the first year. The wells now are 25 plus years old and are producing 90% or better oil cut in the fluid being produced. the production is very nominal at the present time however no secondary acid stimulation has been conducted since they were originally brought into production in the early 1990’s. All four wells on the Carter and Foster leases are fully equipped and have their own production facilities and have electricity to each of the wells.

The Carter #1 well as of the date of this report has a down-hole pump problem and is awaiting to be pulled and replace the down-hole pump. The wells on the Foster lease are pumping. These wells are marginal producing oil wells producing approximately 20 barrels per month with little to no formation water. The objective is to conduct a large multiple stage acid job on three of the four wells to significantly enhance daily production rates.

Location & Access:

The Carter and Foster wells are located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. The Carter and Foster have good access to an all weather county road and the lease roads provide good access to each well.

Ownership Interest:

The Net Revenue Interest for the Carter lease is 75% and the lease is held by existing production. The Net Revenue Interest for the Foster lease is 60% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework Palo Pinto formation by conducting the multiple staged acid jobs on three wells. During the year the Company has placed new electric motors on all four wells, changed out the down hole pumps and placed the wells into production. As of the date of this report the Company has not conduced the multiple staged acid job on any of the three wells. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. The Carter and Foster leases/wells were acquired from an Officer of the Company for total consideration of $1.00.

History of Operations & Geology:

All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet. The Palo Pinto formation is of the Pennsylvanian Period of the Paleozoic Era. The Palo Pinto is a well known limestone marker throughout several counties around Abilene, Texas. The Palo Pinto covering the Carter and Foster leases is saturated with oil with porosity of 3-6 percent with limited permeability. The Palo Pinto is a proven producer with the following characteristics:

●	Excellent Fluorescence – 90%

●	Proven to be a low saltwater producer

●	Excellent candidate for multiple stage acid stimulation

●	Proven longevity of migration of oil to the well bore

The Palo Pinto formation covering the Carter and Foster leases is a clean section with low water saturation making it an excellent formation for acid stimulation.

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

In August 2018, subsequent to the end of the fiscal year ended July 31, 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. Excellent well control by 6 Strawn wells provides evidence of a Palo Pinto Reef showing a structure 48’ high to other wells. The nearest Palo Pinto Reef well to the Reeves Lease made more than 150,000 barrels from one well.

The lease bonus money of $28,000 was provided by a third party for a two year lease and the Company paid the geological prospect fee of $10,000. It was verbally understood between the Company and third party to promote this drilling prospect seeking to retain a carried interest plus recoup the lease and prospect monies.

The Net Revenue of the lease is 80%. The lease term is 2 years. Plans are to deliver a 75% net revenue lease to a drilling partner retaining an overriding royalty and a carried working interest in the drilling in the well.

Index of Oil & Gas Abbreviations

INDEX

ABBREVIATION	DEFINITION
BBL	Barrel of oil, 42 US standard gallons
MCF	Thousand Cubic Feet of natural Gas
MMCF	Million Cubic Feet of natural gas
RRC	Railroad Commission of Texas, regulatory authority for governing the operations of oil and gas activities

Winnemucca Mountain Property:

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013, August 26, 2013 and July 30, 2014) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the company acquired an option to purchase a revised 80%, in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Properties in Humboldt County, Nevada. The Winnemucca Mountain Property is currently comprised of 138 unpatented mining claims covering an area of approximately 2,700 acres. As consideration our company is required to make cash and share payments and complete work expenditures. As part of the joint venture, we are solely responsible for financing and will act as the sole operator in consideration of a fee.

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

Ownership Interest

On September 14, 2012, our company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein we acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada. This Winnemucca Mountain property is currently comprised of 138 unpatented mining claims covering an area of approximately 2,700 acres. As consideration to earn an 80% interest, the company is required to make cash and share payments and complete work expenditures.

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

As of July 31, 2018 we have paid $142,500 in option payments, issued 1,350,000 common shares, paid an advance royalty payment of $20,000, and advanced $21,028 for exploration expenditures as required by the amended and restated agreement.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock. The Company issued the shares and made the payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is hopeful to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property.

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

For the Fiscal Year Ended July 31, 2018	High	Low
Quarter ended July 31, 2018	$0.10	$0.04
Quarter ended April 30, 2018	$0.065	$0.031
Quarter ended January 31, 2018	$0.05	$0.021
Quarter ended October 31, 2017	$0.049	$0.01

For the Fiscal Year Ended July 31, 2017
Quarter ended July 31, 2017	$0.022	$0.008
Quarter ended April 30, 2017	$0.025	$0.015
Quarter ended January 31, 2017	$0.040	$0.015
Quarter ended October 31, 2016	$0.045	$0.020

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

HOLDERS

As of November 12, 2018, there were approximately 60 shareholders of record of our common stock. This number does not include shares held by brokerage clearing houses depositories or others in unregistered form.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 12, 2018, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

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

On August 28, 2017, the Company sold 5,000,000 shares of common stock to an accredited investor for $50,000.

On August 29, 2017, the Company sold 5,000,000 shares of common stock to an accredited investor for $50,000.

On October 27, 2017, the Company sold 500,000 shares of common stock along with warrants to purchase an additional 250,000 shares for total proceeds of $25,000 to an accredited investor. The warrants are exercisable at $0.15 and expire December 1, 2019.

On November 14, 2017, the Company sold 800,000 shares of common stock along with warrants to purchase an additional 400,000 shares for total proceeds of $40,000 to an accredited investor. The warrants are exercisable at $0.15 and expire December 1, 2019.

On November 17, 2017, the Company sold 200,000 shares of common stock along with warrants to purchase an additional 100,000 shares for total proceeds of $10,000 to an accredited investor. The warrants are exercisable at $0.15 and expire December 1, 2019.

On November 27, 2017, the Company sold 1,800,000 shares of common stock to an accredited investor for $18,000.

On December 4, 2017, the Company sold 800,000 shares of common stock along with warrants to purchase an additional 400,000 shares for total proceeds of $40,000 to an accredited investor. The warrants are exercisable at $0.15 and expire December 1, 2019.

On December 30, 2017, the Company sold 600,000 shares of common stock to an accredited investor for $15,000.

On December 31, 2017, the Company sold 859,000 shares of common stock to an accredited investor for $21,475.

On February 14, 2018, the Company sold 130,000 shares of common stock along with warrants to purchase an additional 65,000 shares for total proceeds of $6,500 to an accredited investor. The warrants are exercisable at $0.15 and expire March 1, 2020.

On February 21, 2018, the Company sold 200,000 shares of common stock along with warrants to purchase an additional 100,000 shares for total proceeds of $10,000 to an accredited investor. The warrants are exercisable at $0.15 and expire May 1, 2020.

On April 19, 2018, the Company sold 300,000 shares of common stock along for total proceeds of $15,000 to an accredited investor.

On April 25, 2018, the Company sold 100,000 shares of common stock along with warrants to purchase an additional 50,000 shares for total proceeds of $5,000 to an accredited investor. The warrants are exercisable at $0.15 and expire May 1, 2020.

On July 31, 2018, the Company sold 1,000,000 shares of common stock along with warrants to purchase an additional 500,000 shares for total proceeds of $50,000 to an accredited investor. The warrants are exercisable at $0.15 and expire August 1, 2020. As of July 31, 2018, the stock has not yet been issued by the transfer agent.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2018.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2018, which are included herein.

	Year Ended July 31,
	2017	2018
Revenue	$53,685	$59,444
Distributions	$(47,294)	$(60,390)
Gross Margin	$6,391	$(946)

Officer compensation	$32,250	$56,500
Director services	$2,000	$-
Consulting	$-	$91,000
Consulting – related party	-	26,500
Professional fees	$-	$57,050
Advertising and promotion	$-	$123,352
Development property expenditures	$-	$20,266
Mineral property expenditures	$43,227	$269,703
General and administrative expenses	$57,338	$105,415
Total operating expense	$(134,815)	$(749,786)
Other expense	$(491,811)	$(19,044)
Net Loss	$(620,235)	$(769,776)

Revenue

Revenues of oil and gas for the years ended July 31, 2018 and 2017 were $59,444 and $53,685, respectively. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. We began earning revenues in Q1 of 2015 from the J.E. Richey Lease. Revenues resumed from the sale of oil and gas during the second quarter of the 2016/17 fiscal year.

Distributions

During the year ended July 31, 2018, we had distribution expense of $60,390 compared to $47,294 for the year ended July 31, 2017. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. We began paying distributions in Q1 of 2017 from the oil and gas revenues received from the J.E. Richey Lease.

Mineral property expenditures

Mineral property expenditures were $269,703 and $43,227 for the years ended July 31, 2018 and 2017, respectively. Expenditures include lease payments for the working interest in the mineral properties and rework expense.

Officer compensation

Officer compensation was $56,500 and $32,250 for the years ended July 31, 2018 and 2017, respectively, an increase of $24,250, or 75.1%. The increase is due to higher compensation for our CEO.

Director services

Director services was $0 and $2,000 for the years ended July 31, 2018 and 2017, respectively, a decrease of $2,000. Fees are paid to our directors but are billed as consulting fees.

Consulting expense

Consulting fees were $117,500, including $26,500 paid to our directors for consulting services, and $0 for the years ended July 31, 2018 and 2017, respectively, an increase of $117,500. Over the past fiscal year the Company has used its director to provide consulting services and hired other experts in the mining and gas industries to assist with its current projects.

Professional fees

Professional fees were $57,050 and $0 for the years ended July 31, 2018 and 2017, respectively, an increase of $57,050. Professional fees generally consist of legal, audit and accounting expense.

Advertising and promotion

Advertising and promotion expense were $123,352 and $0 for the years ended July 31, 2018 and 2017, respectively, an increase of $123,352. Advertising and promotion expense has increased with the increased availability of funds to use to promote the company’s current mining activities.

Property expenditures

Property expenditures were $289,969 and $43,227 for the years ended July 31, 2018 and 2017, respectively, an increase of $246,742. Property expenditures has increased as the Company has increased its efforts to get existing properties up and running and invest in new ones.

General and administrative

General and administrative expense was $105,415 and $57,338 for the year ended July 31, 2018 and 2017, respectively, an increase of $48,077, or 83.8%. The increase can be attributed to an increase in daily operating activities.

Other expense

During the year ended July 31, 2018 we had total other expense of $19,044 compared to $491,811 in the prior year. During the current year we incurred interest expense of $17,164, and a loss on conversion of debt $6,000, offset with a gain on forgiveness of debt of $4,120. In the year ended July 31, 2017, we incurred interest expense of $27,138, had a gain on forgiveness of debt of $2,796 and had a loss on impairment of mineral rights of $467,469. This loss is from the decision not to proceed with two projects, 1) Shallow Oil Project in Callahan County, Texas and 2) the Mississippi Reef Play also in Callahan County, Texas. See Note 4 to the financial statements.

Net Loss

For the year ended July 31, 2017, we had a net loss of $769,776 as compared to a net loss of $620,235 for year ended July 31, 2017. Our net loss was higher in the current period due to our increased operating expenses as discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $323,875 for the year ended July 31, 2018. Cash used for operating activities was $3,417 for the year ended July 31, 2017.

Investing Activities

We used $45,250 for investing activities for the year ended July 31, 2017 compared to net cash used of $6,000 used in year ended July 31, 2017.

Financing Activities

Cash provided by financing activities consisted of $355,975 from the sale of common stock and $65,000 from other cash advances for the year ended July 31, 2018 compared to $5,000 in the year ended July 31, 2017, from the sale of common stock.

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

Recently Issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northern Minerals & Exploration Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration Ltd. (“the Company”) as of July 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2016. Spokane, Washington
November 13, 2018

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2018	2017
ASSETS
Current Assets:
Cash	$52,672	$822
Prepaid expenses	3,500	-
Accounts Receivable	3,229	4,413
Stock subscription receivable	20,000	-

Total Current Assets	79,401	5,235
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	141,250	96,000
Total Other Assets	250,716	126,065

TOTAL ASSETS	$250,716	$131,300

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$85,146	$44,380
Accounts payable – related party	43,374	-
Accrued liabilities	327,580	152,503
Current portion of property option payable	116,000	116,000
Loans payable	150,990	89,990
Total Current Liabilities	723,090	402,873

Convertible debt – long term	85,000	85,000

TOTAL LIABILITIES	808,090	487,873

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,286,818 and 26,797,818 shares issued and outstanding, respectively	48,287	26,798
Common stock to be issued	50,000	-
Additional paid-in-capital	1,736,835	1,239,349
Accumulated deficit	(2,392,496)	(1,622,720)

Total Stockholders’ Deficit	(557,374)	(356,573)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$250,716	$131,300

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2018	2017

Revenue	$59,444	$53,685
Distributions	60,390	47,294
Gross margin	(946)	6,391

Operating expenses:
Officer compensation	56,500	32,250
Director services	-	2,000
Consulting	91,000	-
Consulting – related party	26,500	-
Professional fees	57,050	-
Advertising and promotion	123,352	-
Development property expenditures	20,266	-
Mineral property expenditures	269,703	43,227
General and administrative expenses	105,415	57,338
Total operating expenses	749,786	134,815
Loss from operations	(750,732)	(128,424)

Other income (expense):
Gain on forgiveness of debt	4,120	2,796
Interest expense	(17,164)	(27,138)
Loss on conversion of debt	(6,000)	(467,469)
Total other expense	(19,044)	(491,811)

Loss before provision for income taxes	(769,776)	(620,235)
Provision for income taxes	-	-
Net Loss	$(769,776)	$(620,235)

Net loss per share from operations, basic and diluted	$(0.02)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	40,396,771	25,827,818

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JULY 31, 2018 AND 2017

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2016	25,827,818	$25,828	$1,193,822	$-	$(1,002,485)	$217,165
Common stock issued for property	670,000	670	16,080	-	-	16,750
Common stock issued for cash	300,000	300	4,700	-	-	5,000
Forgiveness of related party debt	-	-	24,747	-	-	24,747
Net loss for the year ended July 31, 2017	-	-	-	-	(620,235)	(620,235)
Balance, July 31, 2017	26,797,818	26,798	1,239,349	-	(1,622,720)	$(356,573)
Common stock issued for services	3,000,000	3,000	180,000	-	-	183,000
Common stock issued for cash	18,289,000	18,289	307,686	50,000	-	375,975
Common stock issued for conversion of debt	200,000	200	9,800	-	-	10,000
Net loss for the year ended July 31, 2018	-	-	-	-	(769,776)	(769,776)
Balance, July 31, 2018	48,286,818	$48,287	$1,736,835	$50,000	$(2,392,496)	$(557,374)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2018	2017
Cash Flows from (used in) Operating Activities:
Net loss	$(769,776)	$(620,235)

Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(4,120)	(2,796)
Loss on conversion of debt	6,000	467,469
Common stock issued for services	183,000	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(3,500)	2,550
Accounts receivable	1,184	(4,413)
Accounts payables and accrued liabilities	70,759	5,818
Accounts payable – related party	17,500	-
Accrued interest	10,864	27,138
Advances for well work	164,214	121,052
Net cash used in operating activities	(323,875)	(3,417)

Cash Flows used in Investing Activities:
Cash paid for oil and gas properties	(45,250)	(6,000)
Net cash used in investing activities	(45,250)	(6,000)

Cash Flows from Financing Activities:
Sale of common stock	355,975	5,000
Other advances	65,000	-
Net cash provided by financing activities	420,975	5,000

Net increase (decrease) in cash and equivalents	51,850	(4,417)

Cash at beginning of the year	822	5,239
Cash at end of the year	$52,672	$822

Cash paid during the period for:
Interest	$1,500	$-
Taxes	$-	$-

Supplemental cash flow information:
Common stock issued for mineral property rights	$-	$16,750

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2018

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

On May 7, 2018, the Company created ENMEX LLC, a wholly owned subsidiary in Mexico, for the purposes of managing and operating its investments in Mexico including but not limited to the Joint Venture opportunity being negotiated with Pemer Bacalar on the 61 acres on the Bacalar Lagoon on the Yucatan Peninsula. There was no activity from inception to date.

The Company is working on the following projects:

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018.

Coleman County, Texas – J. E. Richey #2A -Proposed New Well:

The Company has sold working interest in a 20 acre tract on the J.E. Richey Lease to drill a new well near the ARCO Richey #2 well. This well initially was completed in the Lower Ellenburger in 1982 coming in at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job and no sand frac was conducted. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in. This well was plugged due to casing problems in the well on December 28, 2017. See Item 2 Properties for additional information.

Kathis Energy LLC – Wholly owned Subsidiary:

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year ended July 31, 2016 the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease.

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2016 the Company acquired 692-acres divided into two tracts Guy Ranch Lease in Shackelford County. The Guy Ranch lease is located in the southern part of Shackelford County. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also know to be productive from three other formations on the Guy Ranch acreage.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983.

89 Guy #4 Well – Cased Hole:

On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation.

McClure 2B Gas Well – Producing:

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40-acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well is completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. See Item 2 Properties for additional information

Carter & Foster Wells – Producing:

During the fiscal year ended July 31, 2018 the Company acquired the Carter and Foster wells located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet.

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

In August 2018, subsequent to the end of the fiscal year ended July 31, 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’.

Winnemucca Mountain Gold Property, Nevada

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 138 unpatented mining claims covering an area of approximately 2,700 acres.

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

As part of the Company’s outstanding obligations under the Option Agreement the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100.

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock. The Company issued the shares and made the payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is in discussions to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kathis Energy LLC, Kathis Energy Fund 1, LLP and Enmex Operations LLC. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended July 31, 2018. There was no effect on net loss or earnings per share.

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

As of July 31, 2018 and 2017, the Company had 6,566,815 and 3,744,255 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended July 31, 2018 and 2017, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606.

 On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2018, the Company has an accumulated deficit of $2,392,496. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We were successful in the re-completion of the Concho Richey #1 well on the J.E. Richey Lease in the Gray formation in July 2015. The Concho Richey well came in with initial production rates of 65 barrels of oil per day and 100 MCF of gas per day. We hold a 25% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease.

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

During August 2017 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well. The Richey #1 well was plugged on January 3, 2018.

Further work is planned during the next fiscal year on the J. E. Richey lease on well #3 in an effort to improve its production.

Coleman County, Texas – J. E. Richey #2A -Proposed New Well:

The Company has sold working interest in a 20 acre tract on the J.E. Richey Lease to drill a new well near the ARCO Richey #2 well. This well initially was completed in the Lower Ellenburger in 1982 coming in at 19 barrels per day. Following depletion of the Lower Ellenburger the well was re-completed in the Upper Ellenburger with an initial production rate of 2,535 MCF per day. Subsequently the well was re-completed in the Gray Sand, which came in at 45 barrels per day on a light acid job and no sand frac was conducted. The well only produced for a limited amount of time from the Gray Sand when a hole came in the casing above the cement at 1100 feet caused by a corrosive formation known as the Coleman Junction and the well was shut in. This well was plugged due to casing problems in the well on December 28, 2017.

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

Winnemucca Mountain Property

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 138 unpatented mining claims covering an area of approximately 2,700 acres.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock. The Company issued the shares and made the payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is hopeful to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property.

Olson Lease, Jones County, Texas:

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease. The lease expires on April 27, 2019.

Subsequent to July 31, 2017, the Company agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

Guy Ranch Lease, Shackleford County, Texas

During the fiscal year ended July 31, 2016 the Company acquired a 100% working interest in a 692-acre Guy Ranch Lease divided into two tracts. Tract 1 covers 480 acres and Tract 2 covers 212 acres. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also know to be productive from three other formations on the Guy Ranch acreage.

The first project on the Guy Ranch was to re-complete a cased well in the Morris formation that was reportedly untested. The structure of the deal was for a third pary to pay 100% of the costs re-complete the cased well in the Morris formation allocating 20 acres out of the 450 acres in order to earn a 75% working interest in the cased well. All records filed with the Texas Railroad Commission supported that no attempt to produce from the Morris had been performed. However it was subsequently found out that in fact an attempt was made to re-complete in Morris formation and such attempt was unsuccessful due to an over stimulation of the Morris with a large frac at high pumping rate. The well produced mostly water. The 20 acres around the well was not assumed by the Company or its third party investors. The unused funds provided by the third party will be allocated to a new well on the Guy Ranch Lease with the third party being responsible for providing the balance of the funds to drill and complete a new well in order to earn 75% of the working interest.

During the fiscal year ended July 31, 2018 the Company agreed to convey approximately 650 acres out of the Guy Ranch lease to Kathis Energy LLC, its wholly owned subsidiary, for its drilling program for the consideration of $66,500.

In March 2018 Kathis Energy LLC, our wholly owned subsidiary, staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. Lease expires in December 16, 2018 unless well is commences drilling prior to that date or an extension can be obtained.

89 Guy #4 Well – Cased Well:

The 89 Guy Well #4 is located on the Guy Ranch property in Shackelford County. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. This interval produced 2 barrels of oil and 20 thousand cubic feet of natural gas from a 100 sac gel frac. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. The cased well was purchased from the mineral owner through an independent geologist followed by an application to the Texas Railroad Commission to assume liability of the case well. The application is still pending approval.

Kathis Energy has a 75% net revenue interest in the 20 acre lease with the cased well and owns 100% of the working interest. Kathis has until April 17, 2019 to bring the well back into production. Kathis paid $22,500 for the cased well.

McClure 2B – Gas Well – Palo Pinto County, Texas

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40 -acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well was drilled in 2006 to a total depth of 4,739’ and was re-completed in the Strawn formation in January 2011. The McClure 2B gas well is among a large number of gas wells that are producing in the area from the Strawn formation.

The location of the McClure 2B gas well is 1 mile southwest of the Community of Graford, Texas in Palo Pinto County on a 40 acre tract. The lease is off a main county road and the lease road can have washouts depending on the amount of rain as the McClure 2B gas well is on top of a hill. There are two natural gas lines 1) high pressure and the 2) is low pressure.

The Company paid $25,000 for this gas well. The Net Revenue Interest for the McClure lease is 75% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework/re-complete the well in one or more of the other intervals in the Strawn formation in the well. As of the date of this report no work has been conducted toward the reworking/re-completing in this well. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest.

Carter & Foster Wells – Producing:

History and Background:

The wells on the Carter and Foster leases were drilled in1992-93. Most of the wells were treated with 5,000 gallons of 21% acid and yielded initial rates of production of 40 barrels of oil per day then gradually declined to 3 barrels per day by the end of the first year. The wells now are 25 plus years old and are producing 90% or better oil cut in the fluid being produced. the production is very nominal at the present time however no secondary acid stimulation has been conducted since they were originally brought into production in the early 1990’s. All four wells on the Carter and Foster leases are fully equipped and have their own production facilities and have electricity to each of the wells. These wells are marginal producing oil wells producing approximately 20 barrels per month with little to no formation water. The objective is to conduct a large multiple stage acid job on three of the four wells to significantly enhance daily production rates.

The Carter and Foster wells are located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. The Carter and Foster have good access to an all-weather county road and the lease roads provide good access to each well.

The Net Revenue Interest for the Carter lease is 75% and the lease is held by existing production. The Net Revenue Interest for the Foster lease is 60% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework Palo Pinto formation by conducting the multiple staged acid jobs on three wells. During the year the Company has placed new electric motors on all four wells, changed out the down hole pumps and placed the wells into production. As of the date of this report the Company has not conduced the multiple staged acid job on any of the three wells. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. The Carter and Foster leases/wells were acquired from an Officer of the Company for total consideration of $1.00.

Reeves Lease – Palo Pinto Reef – Jones County, Texas

In August 2018, subsequent to the end of the fiscal year ended July 31, 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. Excellent well control by 6 Strawn wells provides evidence of a Palo Pinto Reef showing a structure 48’ high to other wells. The nearest Palo Pinto Reef well to the Reeves Lease made more than 150,000 barrels from one well.

The lease bonus money of $28,000 was provided by a third party for a two year lease and the Company paid the geological prospect fee of $10,000. It was verbally understood between the Company and third party to promote this drilling prospect seeking to retain a carried interest plus recoup the lease and prospect monies.

The Net Revenue of the lease is 80%. The lease term is 2 years. Plans are to deliver a 75% net revenue lease to a drilling partner retaining an overriding royalty and a carried working interest in the drilling in the well.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of $1,715 general accrual, $38,002 of accrued interest, $22,345 of accrued distribution and royalty payments and $170,518 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties and $95,000 of investment funds to be used for the development of future properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of July 31, 2018, the Company has unused funds it has received of $170,518.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of July 31, 2018, there is $85,000 and $36,382 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2018, there is $15,000 and $375 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2018, there is $1,245 of accrued interest due on this loan.

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

During the year ended July 31, 2018, the Company sold 16,559,000 shares of common stock for total cash proceeds of $219,475; $20,000 of which had not yet been received as of July 31, 2018. In addition, 1,000,000 shares of those sold were not issued as of July 31, 2018 and have therefore been credited to common stock to be issued.

During the year ended July 31, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 1 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

During the year ended July 31, 2018, the Company issued 200,000 shares of common stock for conversion of a $4,000 loan payable. The shares were valued at $0.05, the closing stock price on the date of conversion for a loss on conversion of $6,000.

During the year ended July 31, 2018, the Company issued 3,000,000 shares of common stock for services. The shares were valued at $0.061, the closing stock price on the date of grant for total non-cash expense of $183.000.

NOTE 8 - WARRANTS

Warrants were issued during the year ended July 31, 2018 and 2017 in conjunction with common stock issuances. During the year ended July 31, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $70,858 of the Warrants with the following inputs:

Warrants	2,015,000
Exercise Price	$0.15
Term	1-2 years
Volatility	275.95% - 361.50%
Risk Free Interest Rate	1.67% - 2.67%
Fair Value	$70,858

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $70,858, accounted for in additional paid in capital.

Activity for the year ended July 31, 2018 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2016	2,841,667	$0.10	.84
Granted	150,000	0.10	2
Expired	(2,841,667)	0.10	-
Exercised	-	-	-
Exercisable at July 31, 2017	150,000	$0.10	1.50
Granted	1,865,000	0.15	1.47
Expired	-	-	-
Exercised	-	-
Exercisable at July 31, 2018	2,015,000	$0.15	1.47

NOTE 9 - RELATED PARTY TRANSACTIONS

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the year ended July 31, 2017, this debt was forgiven and credited to paid in capital.

For the year ended July 31, 2018 and 2017, total payments of $56,500 and $32,750, respectively were made to an officer of the Company for consulting services.

For the year ended July 31, 2018 and 2017, total payments of $26,500 and $0, respectively were made to directors of the Company for consulting services.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018.

During the fiscal year ended July 31, 2018 the Company acquired from Ivan Webb, CEO of the Company, the oil and gas rights to two oil and gas leases located in Callahan County, Texas known as the Carter and Foster leases for total consideration of $1.00.

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

The provision for Federal income tax consists of the following July 31:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$162,000	$130,000
Less: valuation allowance	(162,000)	(130,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$502,000	$341,000
Less: valuation allowance	(502,000)	(341,000)
Net deferred tax asset	$-	$-

At July 31, 2018, the Company had net operating loss carry forwards of approximately $502,000 that maybe offset against future taxable income.  No tax benefit has been reported in the July 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended July 31, 2017 was an increase of $161,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

Subsequent to July 31, 2018, the Company gave 150,000 shares of common stock for consideration related to the Richey 2A project.

Subsequent to July 31, 2018, the Company sold 1,000,000 shares of common stock for total proceeds of $50,000. The shares have not yet been issued by the transfer agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending July 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are not effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the fiscal year ended July 31, 2018 the Company approved and implemented internal controls and procedures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	76	President & Director	April 24, 2014
Noel Schaefer	63	Chief Operating Officer & Director	July 6, 2018
Victor Miranda	35	Chief Financial Officer & Director	July 6, 2018
Robert Campbell	45	Secretary	October 17, 2018
Ivan Webb	67	Chief Executive Officer	July 6, 2018

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Howard Siegel, Director, was appointed to our Board of Directors on April 23, 2014 and appointed as our President, Chief Executive Officer, Chief Financial Officer and Treasurer on April 24, 2014. On July 6, 2018 he resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer and remained as the Company’s President.

Howard Siegel is an attorney licensed to practice law in the State of Texas and has been a practicing attorney for over 40 years.  He holds a law degree from St. Mary’s University Law School.  Mr. Siegel’s law practice includes tax, real estate, and corporate law matters.  He previously worked for the Internal Revenue Service, Tenneco, Inc., The Superior Oil Company and Bracewell & Patterson.  He has served as a Director in public and private corporations, including Hondo Minerals, Inc., Australian Canadian Oil Royalties, Ltd., and Syndication, Inc.  Mr. Siegel resides in Houston, Texas.

Our company believes that Mr. Siegel’s professional background, management and corporate governance experience give him the qualifications and skills necessary to serve as principal officer and as a director of our company.

Noel Schaefer, Director & Chief Operations Officer, (“COO”) has served in a variety of executive and director positions in his 30 plus year career with both domestic and international companies. His emphasis has been with startups by setting up market profiles, developing strategic market placement and refining corporate objectives. Mr. Schaefer has successfully helped to raise funds from both the public and private sectors. He has worked extensively in Far East and Latin America with a particular focus on Mexico. He holds a Bachelor of Science degree from Brigham Young University with an emphasis in Marketing and Finance.

Victor Miranda, Director & Chief Financial Officer, (“CFO”), is a CEO of an insurance broker firm, passionate about ventures developing USA/MEXICO cross border opportunities. He has 15 years of hands on experience in the sales management for the financial sector, with particular focus on developing a savers culture through employee benefits, and 7 years developing successful real estate development projects in Quintana Roo. Quintana Roo is the State in Mexico where the Pemer Bacalar property is located.

Robert Campbell, Secretary, is Co-Founder and CEO of Crowdvac for the past six years which is a software engineering systems and product development company that also provides technical support. Mr. Campbell holds a MBA Degree in International Management from the Thunderbird School of Global Management and a BA Degree from the University of Utah in Economics.

Ivan Webb, Chief Executive Officer, is a seasoned and successful entrepreneur, with over 35 years of experience in the oil and gas industry internationally and in the United States. He is experienced with acquiring oil and gas concessions and leases, drilling of new wells and reworking/ re-completing existing wells, production management, working with service companies and regulatory compliance. Internationally, he has successfully leased more than 18,000,000 acres. Domestically he has been involved with the acquisition and or management of more than 250 wells in Kansas, Oklahoma and Texas.

Mr. Webb has also over 30 years of experience in managing or assisting public companies in both the US and Canada with regulatory compliance. His public company experience includes assisting companies with initial public offerings, reverse mergers, obtaining listings, and assisting with ongoing regulatory compliance.

Mr. Webb was appointed on July 6, 2018 to serve as the Company’s Chief Executive Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2018 and 2017; and

●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2018 and 2017,

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Howard Siegel(1)	2018	$4,000	N/A	N/A	N/A	N/A	N/A		$4,000
President & Director	2017	$2,000	N/A	N/A	N/A	N/A	N/A	N/A /A	$2,000
Noel Schaefer(2)	2018	$22,500	N/A	N/A	N/A	N/A	N/A	N/A	$22,500
Chief Operating Officer & Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Victor Miranda (3)	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA
Chief Financial Officer & Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA
Ivan Webb(4)	2018	$56,500	N/A	N/A	N/A	N/A	N/A	N/A	$56,500
Chief Executive Officer	2017	$32,250	N/A	N/A	N/A	N/A	N/A	N/A	$32,250

(1)	Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014. On July 6, 2018 he resigned as chief financial officer and chief executive officer and treasurer.

(2)	Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.

(3)	Victor Miranda was appointed Chief Financial Officer on July 6, 2018.

(4)	Ivan Webb was appointed Vice President on March 16, 2015 and on July 6, 2018 was appointed Chie Executive Officer

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2018, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 9, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	2,900,000	5.9%
Howard Siegel, Director	Common stock	100,000	.2%
Noel Schaefer, Chief Operating Officer & Director	Common stock	2,000,000	4.1%
Victor Miranda, Chief Financial Officer & Director	Common stock	-	-
Robert Campbell, Secretary	Common stock	-	-
All officers and director as a group (5 persons)	Common stock	5,000,000	10.2%

Labrador Capital SAPI CV (3)		5,000,000	10.2%
Grasshoppers Unlimited Inc.(4)	Common stock	3,778,000	7.7%
Ely Sakhai	Common stock	2,700,000	5.5%
Andre Sakhai	Common stock	2,250,000	4.6%
Michelle Sakhai	Common stock	2,250,000	4.6%
Starcom SA DE CV	Common stock	5,000,000	10.2%
All others as a group (6 persons)		20,978,000	42.8%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 48,436,818 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 8, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(3)	Victor Miranda is the president of Labrador apital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

(4)	Winona Webb is the owner of Grasshoppers Unlimited Inc. and is the wife of Ivan Webb, CEO of Northern Minerals & Exploration Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

A former officer of the Company has advanced the Company $24,747 by making payments on behalf of the Company. The full balance of $24,747 was still owed as of July 31, 2016. The advance is unsecured, non-interest bearing and has no specific terms of repayment. During the year ended July 31, 2017, this debt was forgiven and credited to paid in capital.

For the year ended July 31, 2018 and 2017, total payments of $56,500 and $32,750, respectively were made to an officer of the Company for consulting services.

For the year ended July 31, 2018 and 2017, total payments of $22,500 and $0, respectively were made to Noel Schaefer, a Director of the Company, for consulting services.

For the year ended July 31, 2018 and 2017, total payments of $4,000 and $0, respectively were made to Howard Siegel, a Director of the Company, for consulting services

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loan the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018.

During the fiscal year ended July 31, 2018 the Company acquired from Ivan Webb, CEO of the Company, the oil and gas rights to two oil and gas leases located in Callahan County, Texas known as the Carter and Foster leases for total consideration of $1.00.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently act with three directors, Howard Siegel, Noel Schaefer and Victor Miranda. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2018 and for the fiscal year ended July 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2018	July 31, 2017
Audit Fees	$21,000	$10,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$21,000	$12,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)**	Interactive Data File (Form 10-K for the Year Ended July 31, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 13, 2018	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Chief Financial Officer & Director