Form 10-Q
period 2018-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2018-12-21
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

(254) 334-0767
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,436,818 common shares issued and outstanding as of December 13, 2018.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2018

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

Condensed Consolidated Balance Sheets as of October 31, 2018 (Unaudited) and July 31, 2018 (Audited)	2

Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2018 and 2017 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2018 and 2017 (Unaudited)	4

Condensed Notes to Consolidated Financial Statements (Unaudited)	5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2018	2018
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$2,152	$52,672
Prepaid expenses	3,500	3,500
Accounts receivable	-	3,229
Stock subscription receivable	-	20,000

Total Current Assets	5,652	79,401
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	141,250	141,250
Total Other Assets	171,315	171,315

TOTAL ASSETS	$176,967	$250,716

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$71,178	$85,146
Accounts payable – related party	37,500	43,374
Accrued liabilities	327,150	327,580
Current portion of property option payable	116,000	116,000
Loans payable	125,990	125,990
Loans payable – related party	21,800	25,000
Total Current Liabilities	699,618	723,090

Convertible debt – long term	85,000	85,000

TOTAL LIABILITIES	784,618	808,090

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,436,818 and 48,286,818 shares issued and outstanding, respectively	48,438	48,287
Common stock to be issued	100,000	50,000
Additional paid-in-capital	1,746,434	1,736,835
Accumulated deficit	(2,502,523)	(2,392,496)

Total Stockholders’ Deficit	(607,651)	(557,374)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$176,967	$250,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended October 31,
	2018	2017
Revenue	$10,862	$11,292
Distributions	9,153	13,039
Gross margin	1,709	(1,747)

Operating expenses:
Officer compensation	15,000	12,500
Director services	-	500
Consulting	10,000	17,500
Consulting – related party	15,000	-
Professional fees	1,750	9,565
Advertising and promotion	38,485	10,000
Mineral property expenditures	15,973	2,749
General and administrative	8,061	35,685
Total operating expenses	104,269	88,499
Loss from operations	(102,560)	(90,246)

Other expense:
Interest expense	(7,467)	(7,184)
Total other expense	(7,467)	(7,184)

Loss before provision for income taxes	(110,027)	(97,430)
Provision for income taxes	-	-
Net Loss	$(110,027)	$(97,430)

Loss per share, basic & diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	48,286,818	28,662,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended October 31,
	2018	2017
Cash Flow from Operating Activities:
Net loss	$(110,027)	$(97,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	9,750	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	(10,000)
Accounts receivable	3,229	4,413
Accounts payables and accrued liabilities	(16,865)	(25,257)
Accounts payable – related party	(5,874)	7,500
Accrued interest	2,467	29,522
Advances for well work	-	(24,379)
Net cash used in operating activities	(117,320)	(115,631)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	-	25,000
Proceeds from loans payable – related party	51,800	-
Payments on loans payable – related party	(55,000)	-
Proceeds from the sale of common stock	70,000	125,000
Net cash provided by financing activities	66,800	150,000

Net increase (decrease) in cash	(50,520)	34,369

Cash at beginning of the period	52,672	822
Cash at end of the period	$2,152	$35,191

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Condensed Consolidated Notes to Financial Statements

October 31, 2018

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

On May 7, 2018, the Company created ENMEX LLC, a wholly owned subsidiary in Mexico, for the purposes of managing and operating its investments in Mexico including but not limited to the Joint Venture opportunity being negotiated with Pemer Bacalar on approximately 61 acres on the Bacalar Lagoon on the Yucatan Peninsula. There was no activity from inception to date.

The Company is working on the following projects:

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar. The amended MOU of April 13, 2018 expired on June 15, 2018; however, discussions have continued toward seeking a definitive agreement and also continued subsequent to October 31, 2018.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018. No additional work was performed during the quarter ended October 31, 2018.

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

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2016 the Company acquired 692-acres divided into two tracts Guy Ranch Lease in Shackelford County. The Guy Ranch lease is located in the southern part of Shackelford County. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also known to be productive from three other formations on the Guy Ranch acreage.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. On November 2, 2018 a fresh option agreement was entered into for the Riverside Leases.

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

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

In August 2018 the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’.

Winnemucca Mountain Gold Property, Nevada

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 208 unpatented mining claims covering an area of approximately 4,100 acres.

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

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the fiscal year. The Company was given a default notice by the Optionors on May 30, 2017, whereby the Company lost the right to earn an interest in the Winnemucca Mountain Property.

As part of the Company’s outstanding obligations under the Option Agreement the Company conducted a geophysical survey on the Winnemucca Property in January 2018 at a cost of $35,100.

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is in discussions to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the three months ended October 31, 2018.

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

As of October 31, 2018, and 2017, the Company had 4,823,045 and 2,544,981 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the three months ended October 31, 2018 and 2017, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2018, the Company has an accumulated deficit of $2,502,523. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – MINERAL RIGHTS AND PROPERTIES

Coleman County – J.E. Richey Lease

On October 14, 2014, the Company entered into a Terms of Farm-out Agreement with Copper Basin Oil & Gas Inc. to acquire a working interest in an oil and gas lease in the J.E. Richey lease, which had 3 fully equipped wells, production flow lines, injection flow line, Tank battery consisting of two 300 BBL tanks, one 210 BBL tank with two separators. The Company agreed to acquire a 75% working interest in the lease including the existing wells and equipment.

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

The Concho Richey well was shut in due to a hole coming in to the casing which was repaired in the quarter ended October 31, 2016. No revenues were received during the quarter from the Concho Richey well, subsequently repairs were made to the well. Repairs made to the well to squeeze off the holes in the casing were successful. Revenues from the sale of oil and gas resumed during the year ended July 31, 2017. The Concho Richey #1 well is currently producing 5 barrels of oil and 31 MCF of gas per day.

During August 2017 further work was conducted on the J.E. Richey #1 well during August 2017, which determined the casing in this well was beyond being repaired. A decision was made to plug this well. The Richey #1 well was plugged on January 3, 2018.

Further work is planned during the next fiscal year on the J. E. Richey lease on well #3 in an effort to improve its production.

Winnemucca Mountain Property

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 208 unpatented mining claims covering an area of approximately 4,100 acres.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and certain work commitments. The Company issued the shares and made the initial payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is hopeful to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. No assurances can be given that the discussions currently underway will result in the Company being able to enter into a new agreement on acceptable terms with the Optionors. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

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

Guy Ranch Lease, Shackleford County, Texas

During the fiscal year ended July 31, 2016 the Company acquired a 100% working interest in a 692-acre Guy Ranch Lease divided into two tracts. Tract 1 covers 480 acres and Tract 2 covers 212 acres. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also known to be productive from three other formations on the Guy Ranch acreage.

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

During the fiscal year ended July 31, 2018 the Company agreed to convey the Guy Ranch lease to Kathis Energy LLC, its wholly owned subsidiary, for its drilling program for the consideration of $66,500.

In March 2018 Kathis Energy LLC, our wholly owned subsidiary, staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. The lease expired on December 16, 2018. The Company is currently in discussions to extend or enter into a new lease. No assurances can be given that the discussions currently underway will result in the Company extending the lease or that it will enter into a new lease on the Guy Ranch acreage.

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

Kathis Energy has a 80% net revenue interest in the 20 acre lease with the cased well and owns 100% of the working interest. Kathis has until April 17, 2019 to bring the well back into production. Kathis paid $22,500 for the cased well.

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

Carter & Foster Wells – Producing:

History and Background:

The wells on the Carter and Foster leases were drilled in 1992-93. Most of the wells were treated with 5,000 gallons of 21% acid and yielded initial rates of production of 40 barrels of oil per day then gradually declined to 3 barrels per day by the end of the first year. The wells now are 25 plus years old and are producing 90% or better oil cut in the fluid being produced. The production is very nominal at the present time however no secondary acid stimulation has been conducted since they were originally brought into production in the early 1990s. All four wells on the Carter and Foster leases are fully equipped and have their own production facilities and have electricity to each of the wells. These wells are marginal producing oil wells producing approximately 20 barrels per month with little to no formation water. The objective is to conduct a large multiple stage acid job on three of the four wells to significantly enhance daily production rates.

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

Reeves Lease – Palo Pinto Reef – Jones County, Texas

The Company has paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. Excellent well control by 6 Strawn wells provides evidence of a Palo Pinto Reef showing a structure 48’ high to other wells. The nearest Palo Pinto Reef well to the Reeves Lease made more than 150,000 barrels from one well.

The lease bonus money of $28,000 was provided by a third party for a two-year lease and the Company paid the geological prospect fee of $10,000. It was verbally understood between the Company and third party to promote this drilling prospect seeking to retain a carried interest plus recoup the lease and prospect monies.

The Net Revenue of the lease is 80%. The lease term is 2 years. Plans are to deliver a 75% net revenue lease to a drilling partner retaining an overriding royalty and a carried working interest in the drilling in the well.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. On November 2, 2018 a fresh option agreement was entered into for the Riverside Leases. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. Riverside Add

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of $8,428 general accrual, $40,469 of accrued interest, $21,164 of accrued distribution and royalty payments and $162,089 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties and $95,000 of investment funds to be used for the development of future properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties. As of October 31, 2018, the Company has obligations of $162,089 from funds received.

NOTE 6 – CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2018, there is $85,000 and $38,096 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2018, there is $13,500 and $750 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2018, there is $1,623 of accrued interest due on this loan.

NOTE 7 – COMMON STOCK

During the year ended July 31, 2018, the Company sold 16,559,000 shares of common stock for total cash proceeds of $219,475; $20,000 of which had not yet been received as of July 31, 2018. The $20,000 was received in the quarter ended October 31, 2018. In addition, 1,000,000 shares of those sold were not issued as of July 31, 2018 and have therefore been credited to common stock to be issued. The 1,000,000 shares have not been issued by the transfer agent as of October 31, 2018.

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

During the year ended July 31, 2018, the Company issued 3,000,000 shares of common stock for per agreement. The shares were valued at $0.061, the closing stock price on the date of grant for total non-cash expense of $183,000.

During the three months ended October 31, 2018, The Company issued 150,000 shares of common stock to two individuals as consideration for their support with the Richey #2A project. The shares were valued at $0.065 per share, the closing price on the date of grant, for total non-cash expense of $9,750.

During the three months ended October 31, 2018, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. As of October 31, 2018, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

NOTE 8 – WARRANTS

Warrants have been issued in conjunction with common stock issuances. During the year ended July 31, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. During the three months ended October 31, 2108, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued during Q1 with the following inputs:

Warrants	500,000
Exercise Price	$0.15
Term	2 years
Volatility	323%
Risk Free Interest Rate	2.61%
Fair Value	$25,205

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $25,205, accounted for in additional paid in capital.

Activity for the three months ended October 31, 2018 and the year ended July 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2017	150,000	$0.10	1.50
Granted	1,865,000	0.15	1.47
Expired	-	-	-
Exercised	-	-	-
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	2.0
Expired	-	-	-
Exercised	-	-
Exercisable at October 31, 2018	2,515,000	0.15	1.33

NOTE 9 – RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2018 and for the year ended July 31, 2018, total payments of $7,500 and $56,500, respectively were made to an officer of the Company for consulting services.

For the three months ended October 31, 2018 and for the year ended July 31, 2018, total payments of $22,500 and $26,500, respectively were made to directors of the Company for consulting services.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan is to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of October 31, 2018, the Company owes Mrs. Webb $21,800 of principal.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

Subsequent to October 31, 2018, the Company had discussions with Cooper Basin Oil & Gas Inc.  The Company agreed to pay $50,000 to Cooper Basin Oil & Gas Inc. plus the 2,000,000 shares issued for the Richey Lease acquired in 2014.  Cooper Basin received revenue from the Richey lease from the sale of oil via BLM checks for 25% working interest.  Cooper Basin has received $60,752 from its 25% working interest in the Richey lease and considers the loan paid in full and also agrees to assign all of its 25% working interest in the Richey lease to the Company.

On November 3, 2018, the Company entered into a Memorandum of Understanding with EnergyFunders, LLC to set forth the terms and conditions to jointly operate and pursue oil & gas projects. It was mutually agreed to create EF NMEX 18, LP, in order to jointly promote domestic oil and gas drilling projects. On December 7, 2018, EnergyFunders and NMEX entered into a Joint Venture Agreement on the first project in which EnergyFunders and NMEX will participate in the drilling of a seismic structure in the Beauregard Parish of Louisiana, known as the Northside High Prospect. The target depth is 7,300 feet to test the Cockfield (Yegua) Sand. Notable wells in the area have produced more than 200,000 barrels of oil from a single well. Drilling of this well is scheduled to begin in January 2019. NMEX has agreed to acquire a working interest in this well

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Northern Minerals & Exploration Ltd., unless otherwise indicated.

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

Current Business

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar. As of October 31, 2018, the Company is still conducting its due diligence.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018. The Concho Richey is currently producing on the Richey lease approximately 5 barrels of oil and 31 MCF of natural gas per day.

Kathis Energy LLC – Wholly owned Subsidiary:

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500. Kathis is seeking to raise drilling funds to drill up to 8 wells. As of July 31, 2018, Kathis has raised $125,000 and is continuing to seek funding for its drilling program. As of the date of this report no wells have been drilled. Kathis has additional information regarding its drilling program on its website www.kathisenergy.com.

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

Shackelford County, Texas – Guy Ranch Project:

During the fiscal year ended July 31, 2016 the Company acquired 692-acres divided into two tracts Guy Ranch Lease in Shackelford County. The Guy Ranch lease is located in the southern part of Shackelford County. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also known to be productive from three other formations on the Guy Ranch acreage.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. On November 2, 2018 a fresh option agreement was entered into for the Riverside Leases.

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

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

The Company has paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and certain work commitments. The Company issued the shares and made the initial payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is hopeful to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2018 and 2017

	Three Months Ended October 31,
	2018	2017
Revenue	$10,862	$11,292
Distributions	9,153	13,039
Gross Margin	1,709	(1,747)

Officer compensation	15,000	12,500
Director services	-	500
Consulting	10,000	17,500
Consulting – related party	15,000	-
Professional fees	1,750	9,565
Advertising and promotion	38,485	10,000
Mineral property expenditures	15,973	2,749
General and administrative	8,061	35,685
Interest expense	7,467	7,184
Net Loss	$(110,027)	$(97,430)

Revenue

Revenues of oil and gas for the three months ended October 31, 2018 and 2017 were $10,862 and $11,292, respectively, a decrease of $430 or 3.8%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. During the current period ending October 31, 2018 there were no oil or gas sales.

Distributions

During the three months ended October 31, 2018, we accrued and/or paid distributions of $9,153 compared to $13,039 for the three months ended October 31, 2017. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease.

Officer compensation

Officer compensation was $15,000 and $12,500 for the three months ended October 31, 2018 and 2017, respectively, an increase of $2,500. The increase can be attributed to an increase in time the CEO is spending on the day to day operations of the Company.

Director services

A director was paid for services in the amount of $0 and $500 for the three months ended October 31, 2018 and 2017, respectively, a decrease of $500. Fees are paid to our directors but are billed as consulting fees. No director compensation was paid in the current period.

Consulting

Consulting fees were $10,000 and $17,500 for the three months ended October 31, 2018 and 2017, respectively, a decrease of $7,500 or 42.8%. Over the past year the Company has used its director to provide consulting services and hired other experts in the mining, oil and gas industries to assist with its current projects. The decrease can be attributed to a decrease in expenditures while the Company pursues additional funding.

Consulting – related party

Consulting fees paid to Noel Schaefer, one of our Directors, were $15,000 and $0 for the three months ended October 31, 2018 and 2017, respectively. Mr. Schaefer has increased his time spent on the Company over the past several months.

Professional fees

Professional fees were $1,750 and $9,565 for the three months ended October 31, 2018 and 2017, respectively, a decrease of $7,815 or 81.7%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to decreased legal and public relations fees.

Advertising and promotion

Advertising and promotion expenses were $38,485 and $10,000, for the three months ended October 31, 2018 and 2017, respectively. Advertising and promotion expense has increased with the increased availability of funds to use to promote the company’s current mining activities.

Mineral property expenditures

Mineral property expenditures were $15,973 and $2,749 for the three months ended October 31, 2018 and 2017, respectively, an increase of $13,224 or 481%. Property expenditures have increased as the Company has increased its efforts to get existing properties up and running and invest in new ones.

General and administrative

General and administrative expense was $8,061 and $35,685 for the three months ended October 31, 2018 and 2017, respectively, a decrease of $27,624 or 77.4%. The decrease can be largely attributed to a decrease BLM rentals and associated fees.

Interest expense

During the three months ended October 31, 2018 and 2017 we had interest expense of $7,467 and $7,184, respectively, an increase of $283 or 3.9%. The increase is in conjunction with a higher loan payable balance.

Net Loss

For the three months ended October 31, 2018, we had a net loss of $110,027 as compared to a net loss of $97,430 for the three months ended October 31, 2017. Our net loss was higher in the current period primarily due to an increase in certain operating expense including advertising and promotion, property development expense, and consulting fees.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $117,320 for the three months ended October 31, 2018. Cash used for operating activities was $115,631 for the three months ended October 31, 2017.

Investing Activities

We used $0 and $0 for investing activities for the three months ended October 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $66,800, for the three months ended October 31, 2018 compared to $150,000 from the sale of common stock and loans for the three months ended October 31, 2017.

We had the following loans outstanding as of October 31, 2018:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2018, there is $85,000 and $38,096 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2018, there is $13,500 and $750 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2018, there is $1,623 of accrued interest due on this loan.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan is to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of October 31, 2018, the Company owes Mrs. Webb $21,800 of principal.

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

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a full list of our Risk Factors refer to our Form 10-K filed on November 13, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2018, The Company granted 150,000 shares of commons stock to two individuals as consideration for their financial support with the Richey #2A project. The shares were valued at $0.065 per share, the closing price on the date of grant, for total non-cash expense of $9,750.

During the three months ended October 31, 2018, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. As of October 31, 2018, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the three Months Ended October 31, 2018)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 21, 2018	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Victor Miranda
Victor Miranda
Chief Financial Officer and Director