Form 10-Q
period 2019-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2019-03-25
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 54,603,485 common shares issued and outstanding as of March 20, 2019.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$47,821	$52,672
Prepaid expenses	-	3,500
Accounts receivable	-	3,229
Stock subscription receivable	-	20,000

Total Current Assets	47,821	79,401
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	95,250	141,250
Total Other Assets	125,315	171,315

TOTAL ASSETS	$173,136	$250,716

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$72,022	$85,146
Accounts payable – related party	52,500	43,374
Accrued liabilities	686,939	327,580
Current portion of property option payable	-	116,000
Loans payable	119,990	110,990
Loans payable – related party	38,210	40,000
Total Current Liabilities	969,661	723,090

Convertible debt – long term	85,000	85,000

TOTAL LIABILITIES	1,054,661	808,090

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,436,818 and 48,286,818 shares issued and outstanding, respectively	48,437	48,287
Common stock to be issued	150,000	50,000
Additional paid-in-capital	1,746,435	1,736,835
Accumulated deficit	(2,826,397)	(2,392,496)

Total Stockholders’ Deficit	(881,525)	(557,374)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$173,136	$250,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019	2018	2019	2018
Revenue	$6,219	$16,767	$17,081	$28,059
Distributions	6,332	14,720	15,485	27,759
Gross margin	(113)	2,047	1,596	300

Operating expenses:
Officer compensation	-	15,000	15,000	27,500
Director services	15,000	1,500	30,000	2,000
Consulting	-	40,500	10,000	58,000
Professional fees	23,500	10,060	25,250	19,625
Advertising and promotion	-	-	38,485	-
Mineral property expenditures	361,048	10,100	377,021	12,849
General and administrative	8,316	61,761	16,377	107,446
Total operating expenses	407,864	138,921	512,133	227,420
Loss from operations	(407,977)	(136,874)	(510,537)	(227,120)

Other income (expense):
Interest expense	(4,647)	(2,685)	(12,114)	(9,869)
Loss on disposal of mineral rights	(46,000)	-	(46,000)	-
Other income	116,000	-	116,000	-
Gain on forgiveness of debt	18,750	4,120	18,750	4,120
Total other income (expense)	84,103	1,435	76,636	(5,749)

Loss before provision for income taxes	(323,874)	(135,439)	(433,901)	(232,869)
Provision for income taxes	-	-	-	-
Net Loss	$(323,874)	$(135,439)	$(433,901)	$(232,869)

Loss per share, basic & diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic & diluted	48,436,818	40,526,079	48,435,196	37,360,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, July 31, 2017	26,797,818	$26,798	$1,239,349	$(1,622,720)	$(356,573)
Common stock issued for cash	10,500,000	10,500	114,500	-	125,000
Net loss	-	-	-	(97,430)	(97,430)
October 31, 2017	37,297,818	37,298	1,353,849	(1,720,150)	(329,003)
Common stock issued for cash	4,200,000	4,201	163,798	-	167,999
Net loss	-	-	-	(135,439)	(135,439)
January 31, 2018	41,497,818	$41,499	$1,517,647	$(1,855,589)	$(296,443)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,287	$1,736,835	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	-	-	9,750
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(110,027)	(110,027)
October 31, 2018	48,436,818	48,437	1,746,435	100,000	(2,502,523)	(607,651)
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(323,874)	(323,874)
January 31, 2019	48,436,818	$48,437	$1,746,435	$150,000	$(2,826,397)	$(881,525)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended January 31,
	2019	2018
Cash Flow from Operating Activities:
Net loss	$(433,901)	$(232,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	9,750	-
Loss on disposal of mineral rights	46,000	-
Gain on write-off of option payable	(116,000)	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	3,500	(725)
Accounts receivable	3,229	4,413
Accounts payables and accrued liabilities	346,235	(24,611)
Accounts payable – related party	9,126	-
Advances for well work	-	(31,783)
Stock subscription receivable	20,000	-
Net cash used in operating activities	(112,061)	(285,575)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	9,000	25,000
Proceeds from loans payable – related party	54,080	-
Payments on loans payable – related party	(55,870)	-
Proceeds from the sale of common stock	100,000	293,000
Net cash provided by financing activities	107,210	318,000

Net increase (decrease) in cash	(4,851)	32,425

Cash at beginning of the period	52,672	822
Cash at end of the period	$47,821	$33,247

Cash paid for:
Interest	$870	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Condensed Consolidated Notes to Financial Statements

January 31, 2019

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

The Company is working on the following projects:

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar. The amended MOU of April 13, 2018 expired on June 15, 2018; however, discussions have continued toward seeking a definitive agreement and also continued subsequent to January 31, 2019.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018. No additional work was performed during the six months ended January 31, 2019. As of January 31, 2019, management determined that the $96,000 asset carried on the balance sheet was impaired resulting in a loss on impairment of $46,000.

Kathis Energy LLC – Wholly owned Subsidiary

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year ended July 31, 2016 the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. No work was performed during the six months ended January 31, 2019.

Shackelford County, Texas – Guy Ranch Project

During the fiscal year ended July 31, 2016 the Company acquired 692-acres divided into two tracts Guy Ranch Lease in Shackelford County. The Guy Ranch lease is located in the southern part of Shackelford County. The Ranch has 32 wind turbines on it representing it is at a structurally higher elevation. The principal targets for this drilling prospect is the Patio (aka Palo Pinto Sand) and Morris Sands the area is also known to be productive from three other formations on the Guy Ranch acreage. This oil and gas lease expired on December 16, 2018. All associated expenditures have been fully expensed.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. On November 2, 2018 a fresh option agreement was entered into for the Riverside Leases. The Option Agreement expired on December 31, 2018.

89 Guy #4 Well – Cased Hole

On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. No work was performed during the quarter ended January 31, 2019. Plans are being made to rework this well during April 2019.

McClure 2B Gas Well – Producing

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40-acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well is completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. No work was performed during the six months ended January 31, 2019.

Carter & Foster Wells – Producing

During the fiscal year ended July 31, 2018 the Company acquired the Carter and Foster wells located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet. No work was performed during the six months ended January 31, 2019.

Reeves Lease – Acreage – Palo Pinto Reef Prospect

In August 2018 the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. No additional work was performed during the six months ended January 31, 2019. Subsequent to the end of the quarter the third party that paid for the lease agreed to return the lease bones due to not being able to obtain all parties signatures for obtaining a lease. The Company will be seeking to recover its geological fees paid in 2018.

Winnemucca Mountain Gold Property, Nevada

On September 14, 2012, the Company entered into an option agreement (as amended and restated on November 15, 2012, February 1, 2013 and August 26, 2013) with AHL Holdings Ltd., a Nevada corporation, and Golden Sands Exploration Inc., a company incorporated under the laws of British Columbia, Canada, wherein the Company acquired an option to purchase a revised 80% interest in and to certain mining claims from AHL Holdings and Golden Sands, which claims form the Swordfish Property (“Winnemucca Mountain Property”) in Humboldt County, Nevada. This Winnemucca Mountain property at September 14, 2012 consisted of 208 unpatented mining claims covering an area of approximately 4,100 acres. No additional work was performed during the six months ended January 31, 2019.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is in discussions to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement. The total of $349,000 is included in accrued liabilities on the condensed consolidated balance sheet.

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

Reclassifications

Certain re-classifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the six months ended January 31, 2019.

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

Long-Lived Assets

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

As of January 31, 2019, and 2018, the Company had 4,855,182 and 3,488,238 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the three and six months ended January 31, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2019, the Company has an accumulated deficit of $2,826,397. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – MINERAL RIGHTS AND PROPERTIES

Beauregard Parish, Louisiana - North High Prospect

On December 7, 2018, the Company entered into a Memorandum of Understanding with EnergyFunders, LLC to set forth the terms and conditions to jointly operate and pursue oil & gas projects. It was mutually agreed to create EF NMEX 18, LP, in order to jointly promote domestic oil and gas drilling projects. The first project in which EnergyFunders and NMEX will participate is the drilling of a seismic structure in the Beauregard Parish of Louisiana, known as the Northside High Prospect. The target depth is 7,300 feet to test the Cockfield (Yegua) Sand. Notable wells in the area have produced more than 200,000 barrels of oil from a single well. Drilling of this well is scheduled to begin in May 2019. NMEX has agreed to provide certain completion costs to acquire up to 8% of the working interest in this well.

Coleman County, Texas – J.E. Richey Lease

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

Further work is planned during the next fiscal year on the J. E. Richey lease on well #3 in an effort to improve its production. No work was conducted on the J.E. Richey Lease during the six months ended January 31, 2019.

Humbolt County, Nevada - Winnemucca Mountain Property

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

In 2015 the Company failed to maintain in good standing all of the claims which form the Winnemucca Mountain Property whereby 70 unpatented mining claims were forfeited. The Company is obligated to pay the costs and cause to be re-acquired and recorded in the name of AHL Holdings the area of the property that was previously held by the 70 unpatented claims. No work was conducted on the property during the six months ended January 31, 2019.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and certain work commitments. The Company issued the shares and made the initial payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was to be paid when it was due on August 31, 2018. The Company is in default of the terms of the July 23, 2018 agreement. The Company at the time of this filing is hopeful to seek a mutual agreement and or settlement with the Optionors to proceed forward with the Winnemucca Property. No assurances can be given that the discussions currently underway will result in the Company being able to enter into a new agreement on acceptable terms with the Optionors. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement. The total of $349,000 is included in accrued liabilities on the condensed consolidated balance sheet. No work was conducted on the Winnemucca Property during the quarter ended January 31, 2019.

Jones County, Texas – Olson Lease

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease. The lease expires on April 27, 2019. No work was conducted on the Olson lease during the quarter ended January 31, 2019. The Company had agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

Shackleford County, Texas – Guy Ranch Lease

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

In March 2018 Kathis Energy LLC, our wholly owned subsidiary, staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. The Guy Ranch Lease expired on December 16, 2018.

Shackelford County, Texas 89 Guy #4 Well – Cased Well

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

Kathis Energy has a 80% net revenue interest in the 20 acre lease with the cased well and owns 100% of the working interest. Kathis has until April 17, 2019 to bring the well back into production. Kathis paid $22,500 for the cased well. No work was conducted on the Guy Ranch cased well 89 Guy #4 during the quarter ended January 31, 2019, however, plans include to rework the well before the lease expires in April 2019.

Palo Pinto County, Texas - McClure 2B – Gas Well

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

The Company paid $25,000 for this gas well. The Net Revenue Interest for the McClure lease is 75% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework/re-complete the well in one or more of the other intervals in the Strawn formation in the well. As of the date of this report no work has been conducted toward the reworking/re-completing in this well. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. No work was conducted on the McClure 2B, gas well, during the quarter ended January 31, 2019

Callahan County, Texas Carter & Foster Wells – Producing:

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

The Net Revenue Interest for the Carter lease is 75% and the lease is held by existing production. The Net Revenue Interest for the Foster lease is 60% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework Palo Pinto formation by conducting the multiple staged acid jobs on three wells. During the year the Company has placed new electric motors on all four wells, changed out the down hole pumps and placed the wells into production. As of the date of this report the Company has not conduced the multiple staged acid job on any of the three wells. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. The Carter and Foster leases/wells were acquired from an Officer of the Company for total consideration of $1.00. No work was conducted on the Carter/Foster leases during the quarter ended January 31, 2019

Reeves Lease – Palo Pinto Reef – Jones County, Texas

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

The Net Revenue of the lease is 80%. The lease term is 2 years. Plans are to deliver a 75% net revenue lease to a drilling partner retaining an overriding royalty and a carried working interest in the drilling in the well. Subsequent to the quarter ended January 31, 2019, it was discovered that not all of the minerals were leased resulting in the lease not being available for transfer to a drilling partner. Lease bonus money and geological fees paid are being recaptured by both the Company and the third party during the third quarter.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. On November 2, 2018 a fresh option agreement was entered into for the Riverside Leases. This acreage consists of 4 leases in a well established area where oil and gas production was discovered during 1978 – 1983. The option expired on December 31, 2018. All associated expenditures have been fully expensed.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of $349,000 for firm commitments on the Winnemucca Property, $42,936 of accrued interest, $27,599 of accrued distribution and royalty payments, $170,517 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties and $95,000 of investment funds to be used for the development of future properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties.

NOTE 6 – CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2019, there is $85,000 and $39,810 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2019, there is $2,001 of accrued interest due on this loan.

NOTE 7 – COMMON STOCK

During the year ended July 31, 2018, the Company sold 16,559,000 shares of common stock for total cash proceeds of $219,475; $20,000 of which had not yet been received as of July 31, 2018. The $20,000 was received in the quarter ended October 31, 2018. In addition, 1,000,000 shares of those sold were not issued as of July 31, 2018 and have therefore been credited to common stock to be issued. The 1,000,000 shares were issued in February 2019.

During the six months ended January 31, 2019, the Company issued 150,000 shares of common stock to two individuals as consideration for their support with the Richey #2A project. The shares were valued at $0.065 per share, the closing price on the date of grant, for total non-cash expense of $9,750.

During the six months ended January 31, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. As of January 31, 2019, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued. The 1,000,000 shares were issued in February 2019.

During the six months ended January 31, 2019, the Company sold 1,666,667 shares of common stock for total cash proceeds of $50,000. As of January 31, 2019, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued. The 1,666,667 shares were issued in February 2019.

NOTE 8 – WARRANTS

Warrants have been issued in conjunction with common stock issuances. During the year ended July 31, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. During the six months ended January 31, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	500,000
Exercise Price	$0.15
Term	2 years
Volatility	323%
Risk Free Interest Rate	2.61%
Fair Value	$25,205

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $25,205, accounted for in additional paid in capital.

Activity for the six months ended January 31, 2019 and the year ended July 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2017	150,000	$0.10	1.50
Granted	1,865,000	0.15	1.47
Expired	-	-	-
Exercised	-	-	-
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	2.0
Expired	-	-	-
Exercised	-	-
Exercisable at January 31, 2019	2,515,000	0.15	1.07

NOTE 9 – RELATED PARTY TRANSACTIONS

On April 16, 2017, the Company executed a promissory note for $15,000 with a shareholder. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2019, there is $13,500 and $1,125 of principal and accrued interest, respectively, due on this loan.

For the six months ended January 31, 2019 and for the year ended July 31, 2018, total payments of $7,500 and $56,500, respectively were made to an officer of the Company for consulting services.

For the six months ended January 31, 2019 and for the year ended July 31, 2018, total payments of $22,500 and $26,500, respectively were made to directors of the Company for consulting services.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan is to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of January 31, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that no material subsequent events exist other then the following.

Subsequent to January 31, 2019, the Company sold 2,500,000 shares of common stock for total cash proceeds of $75,000.

Subsequent to January 31, 2019, the Company’s transfer agent issued 3,666,667, shares of common stock that were credited to common stock to be issued.

Subsequent to January 31, 2019, the Company entered into a Memorandum of Understanding with Labrador Capital SAPI de CV (“Labrador”) to seek to enter into a Joint Venture Agreement for the acquisition and development of real estate projects in the Puerto Morelos area on the Yucatan Peninsula of Mexico.

Labrador has several projects identified in the Puerto Morelos area and wants to take advantage of this specific market conditions. Labrador desires to further develop projects in the Puerto Morelos area and is seeking investors. Victor Miranda is a principle owner of Labrador. Victor Miranda serves as the Company’s Chief Financial Officer. Labrador is also a significant shareholder of the Company

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

Current Business

Refer to NOTE 4 - Mineral Rights and Properties.

Results of Operations

Results of Operations for the Three Months Ended January 31, 2019 and 2018

	Three Months Ended January 31,
	2019	2018
Revenue	$6,219	$16,767
Distributions	6,332	14,720
Gross Margin	(113)	2,047

Officer compensation	-	15,000
Director services	15,000	1,500
Consulting	-	40,500
Professional fees	23,500	10,060
Advertising and promotion	-	-
Mineral property expenditures	361,048	10,100
General and administrative	8,316	61,761
Total operating expense	(407,864)	(138,921)

Interest expense	(4,647)	(2,685)
Loss on disposal of mineral rights	(46,000)	-
Other income	116,000	-
Gain on forgiveness of debt	18,750	4,120
Net Loss	$(323,874)	$(135,439)

Revenue

Revenues of oil and gas for the three months ended January 31, 2019 and 2018 were $6,219 and $16,767, respectively, a decrease of $10,548 or 62.9%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. During the first quarter there were no oil or gas sales, resulting in the decrease in revenue for the period.

Distributions

During the three months ended January 31, 2019, we accrued and/or paid distributions of $6,332 compared to $14,720 for the three months ended January 31, 2018. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease.

Officer compensation

Officer compensation was $0 and $15,000 for the three months ended January 31, 2019 and 2018, respectively. No compensation was accrued or paid to the CEO in the current period.

Director services

A director was paid for services in the amount of $15,000 and $1,500 for the three months ended January 31, 2019 and 2018, respectively, an increase of $13,500. Fees are paid to our directors are billed as consulting fees. During the current period this fee was increased to $5,000 per month as Mr. Schaefer, Director, has increased his time spent on the Company over the past several months.

Consulting

Consulting fees were $0 and $40,500 for the three months ended January 31, 2019 and 2018, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Professional fees

Professional fees were $23,500 and $10,060 for the three months ended January 31, 2019 and 2018, respectively, an increase of $13,440 or 133.5%. Professional fees generally consist of legal, audit and accounting expense. The increase can be attributed to an increase in audit and accounting fees billed during the period.

Advertising and promotion

There was no advertising and promotion expenses incurred for the three months ended January 31, 2019 or 2018.

Mineral property expenditures

Mineral property expenditures were $361,048 and $10,100 for the three months ended January 31, 2019 or 2018, respectively. The increase is primarily due to an accrual of $349,000 for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

General and administrative

General and administrative expense was $8,316 and $61,761 for the three months ended January 31, 2019 or 2018, respectively, a decrease of $53,445. The decrease can be largely attributed to a decrease in BLM rentals and associated fees.

Interest expense

During the three months ended January 31, 2019 or 2018 we had interest expense of $4,647 and $2,685, respectively, an increase of $1,962 or 73%. The increase is in conjunction with a higher loan payable balance.

Other income (expense)

During the three months ended January 31, 2019, we recognized other income of $116,000 from the write off of an option payable that had expired in a prior period, a loss of $46,000 as a result of the impairment to our J.E. Richey Lease in Coleman County, Texas and a gain on forgiveness of debt of $18,750 received from one of our vendors.

Net Loss

For the three months ended January 31, 2019, we had a net loss of $323,874 as compared to a net loss of $135,439 for the three months ended January 31, 2018. Our net loss was higher in the current period primarily due to an increase in mineral property expenditures, including $349,000 accrued for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

Results of Operations for the Six Months Ended January 31, 2019 and 2018

	Six Months Ended January 31,
	2019	2018
Revenue	$17,081	$28,059
Distributions	15,485	27,759
Gross Margin	1,596	300

Officer compensation	15,000	27,500
Director services	30,000	2,000
Consulting	10,000	58,000
Professional fees	25,250	19,625
Advertising and promotion	38,485	-
Mineral property expenditures	377,021	12,849
General and administrative	16,377	107,446
Total operating expense	(512,133)	(227,420)

Interest expense	(12,114)	(9,869)
Loss on disposal of mineral rights	(46,000)	-
Other income	116,000	-
Gain on forgiveness of debt	18,750	4,120
Net Loss	$(433,901)	$(232,869)

Revenue

Revenues of oil and gas for the six months ended January 31, 2019 and 2018 were $17,081 and $28,059, respectively, a decrease of $10,978 or 39.1%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. During the first quarter there were no oil or gas sales, resulting in the decrease in revenue for the period.

Distributions

During the six months ended January 31, 2019, we accrued and/or paid distributions of $15,485 compared to $27,759 for the six months ended January 31, 2018. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease.

Officer compensation

Officer compensation was $15,000 and $27,500 for the six months ended January 31, 2019 and 2018, respectively. No compensation was accrued or paid to the CEO for the three months ended January 31, 2019.

Director services

A director was paid for services in the amount of $30,000 and $2,000 for the six months ended January 31, 2019 and 2018, respectively, an increase of $28,000. Fees are paid to our directors but are billed as consulting fees. During the current period this fee was increased to $5,000 per month as Mr. Schaefer, Director has increased his time spent on the Company over the past several months.

Consulting

Consulting fees were $10,000 and $58,000 for the six months ended January 31, 2019 and 2018, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Professional fees

Professional fees were $25,250 and $19,625 for the six months ended January 31, 2019 and 2018, respectively, an increase of $5,625 or 28.6%. Professional fees generally consist of legal, audit and accounting expense. The increase can be attributed to an increase in audit and accounting fees billed during the period.

Advertising and promotion

Advertising and promotion expenses were $38,485 and $0, for the six months ended January 31, 2019 and 2018, respectively. Advertising and promotion expense has increased with the increased availability of funds to use to promote the company’s current mining activities.

Mineral property expenditures

Mineral property expenditures were $377,021 and $12,849 for the six months ended January 31, 2019 and 2018, respectively, an increase of $13,224. The increase is primarily due to an accrual of $349,000 for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

General and administrative

General and administrative expense was $16,377 and $107,446 for the six months ended January 31, 2019 or 2018, respectively, a decrease of $91,069. The decrease can be largely attributed to a decrease in BLM rentals and associated fees.

Interest expense

During the six months ended January 31, 2019 or 2018 we had interest expense of $12,114 and $9,869, respectively, an increase of $2,245 or 22.7%. The increase is in conjunction with a higher loan payable balance.

Other income (expense)

During the six months ended January 31, 2019, we recognized other income of $116,000 from the write off of an option payable that had expired in a prior period, a loss of $46,000 as a result of the impairment to our J.E. Richey Lease in Coleman County, Texas and a gain on forgiveness of debt of $18,750 received from one of our vendors.

Net Loss

For the six months ended January 31, 2019, we had a net loss of $433,901 as compared to a net loss of $232,869 for the six months ended January 31, 2018. Our net loss was higher in the current period primarily due to an increase in mineral property expenditures, including $349,000 accrued for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $112,061 for the six months ended January 31, 2019. Cash used for operating activities was $285,575 for the six months ended January 31, 2018.

Financing Activities

Net cash provided by financing activities was $107,210 for the six months ended January 31, 2019 compared to $318,000 from the sale of common stock and loans for the six months ended January 31, 2018.

We had the following loans outstanding as of January 31, 2019:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2019, there is $85,000 and $39,810 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a related party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2019, there is $15,000 and $1,125 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2019, there is $2,001 of accrued interest due on this loan.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan is to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of January 31, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively.

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

During the Six months ended January 31, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

During the six months ended January 31, 2019, the Company sold 1,666,667 shares of common stock for total cash proceeds of $50,000.

Subsequent to January 31, 2019, the Company sold 2,500,000 shares of common stock for total cash proceeds of $75,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles and Bylaws
3.1	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-Q for the three Months Ended October 31, 2018)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 22, 2019	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Victor Miranda
Victor Miranda
Chief Financial Officer and Director