Form 10-Q
period 2019-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2019-06-19
CIK 1415744

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction ofincorporation or organization)	(IRS EmployerIdentification No.)

10 West Broadway, Suite 700, Salt Lake City, UT Suite 700	84101
(Address of principal executive offices)	(Zip Code)

(801) 885-9260
(Registrant’s telephone number, including area code)

1889 FM 2088 Quitman, Texas, 75783
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 54,603,485 common shares issued and outstanding as of June 19, 2019.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$63,733	$52,672
Prepaid expenses	-	3,500
Accounts receivable	4,812	3,229
Stock subscription receivable	-	20,000

Total Current Assets	68,545	79,401
Other Assets
Mineral rights and properties	30,065	30,065
Oil and gas properties	95,250	141,250
Total Other Assets	125,315	171,315

TOTAL ASSETS	$193,860	$250,716

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$70,407	$85,146
Accounts payable – related party	52,500	43,374
Accrued liabilities	682,152	327,580
Current portion of property option payable	-	116,000
Loans payable	114,990	110,990
Loans payable – related party	38,310	40,000
Total Current Liabilities	958,359	723,090

Convertible debt – long term	85,000	85,000

TOTAL LIABILITIES	1,043,359	808,090

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 54,603,485 and 48,286,818 shares issued and outstanding, respectively	54,605	48,287
Common stock to be issued	20,000	50,000
Additional paid-in-capital	1,965,267	1,736,835
Accumulated deficit	(2,889,371)	(2,392,496)

Total Stockholders’ Deficit	(849,499)	(557,374)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$193,860	$250,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2019	2018	2019	2018
Revenue	$13,056	$18,518	$30,137	$46,577
Distributions	2,865	21,891	18,350	49,650
Gross margin	10,191	(3,373)	11,787	(3,073)

Operating expenses:
Officer compensation	-	15,000	15,000	42,500
Director services	15,000	1,500	45,000	3,500
Consulting	5,000	10,500	15,000	68,500
Professional fees	7,734	23,025	32,984	42,650
Advertising and promotion	-	51,241	38,485	107,955
Mineral property expenditures	30,032	57,666	407,053	73,948
General and administrative	13,000	33,951	29,377	81,250
Total operating expenses	70,766	192,883	582,899	420,303
Loss from operations	(60,575)	(196,256)	(571,112)	(423,376)

Other income (expense):
Interest expense	(2,399)	(4,143)	(14,513)	(14,012)
Loss on disposal of mineral rights	-	-	(46,000)	-
Loss on conversion of debt	-	(6,000)	-	(6,000)
Other income	-	-	116,000	-
Gain on forgiveness of debt	-	-	18,750	4,120
Total other income (expense)	(2,399)	(10,143)	74,237	(15,892)

Loss before provision for income taxes	(62,974)	(206,399)	(496,875)	(439,268)
Provision for income taxes	-	-	-	-
Net Loss	$(62,974)	$(206,399)	$(496,875)	$(439,268)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	52,923,710	42,736,031	49,893,144	39,210,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018

(Unaudited)

	Common	Common Stock	Additional Paid-In	Accumulated
	Stock	Amount	Capital	Deficit	Total
Balance, July 31, 2017	26,797,818	$26,798	$1,239,349	$(1,622,720)	$(356,573)
Common stock issued for cash	10,500,000	10,500	114,500	-	125,000
Net loss	-	-	-	(97,430)	(97,430)
October 31, 2017	37,297,818	37,298	1,353,849	(1,720,150)	(329,003)
Common stock issued for cash	4,200,000	4,201	163,798	-	167,999
Net loss	-	-	-	(135,439)	(135,439)
January 31, 2018	41,497,818	41,499	1,517,647	(1,855,589)	(296,443)
Common stock issued for cash	1,589,000	1,589	120,812	-	122,400
Common stock issued for debt	200,000	200	9,800	-	10,000
Net loss	-	-	-	(206,399)	(206,399)
April 30, 2018	43,286,818	$43,288	$1,648,259	$(2,061,988)	$(370,441)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,287	$1,736,835	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	-	-	9,750
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(110,027)	(110,027)
October 31, 2018	48,436,818	48,437	1,746,435	100,000	(2,502,523)	(607,651)
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(323,874)	(323,874)
January 31, 2019	48,436,818	48,437	1,746,435	150,000	(2,826,397)	(881,525)
Common stock issued for cash	6,166,667	6,168	218,832	(130,000)	-	95,000
Net loss	-	-	-	-	(62,974)	(62,974)
April 30, 2019	54,603,485	$54,605	$1,965,267	$20,000	$(2,889,371)	$(849,499)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended April 30,
	2019	2018
Cash Flow from Operating Activities:
Net loss	$(496,875)	$(439,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	9,750	-
Loss on disposal of mineral rights	46,000	-
Gain on write-off of option payable	(116,000)	-
Loss on conversion of debt	-	6,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	3,500	(3,500)
Accounts receivable	(1,583)	(1,570)
Accounts payables and accrued liabilities	339,833	90,928
Accounts payable – related party	9,126	-
Advances for well work	-
Stock subscription receivable	20,000	-
Net cash used in operating activities	(186,249)	(347,410)

Cash Flows from Investing Activities:
Cash paid for oil and gas properties	-	(72,322)
Net cash used in investing activities	-	(72,322)

Cash Flows from Financing Activities:
Proceeds from loan payable	9,000	25,000
Repayment of loan payable	(5,000)	-
Proceeds from loans payable – related party	54,180	-
Payments on loans payable – related party	(55,870)	-
Proceeds from the sale of common stock	195,000	415,400
Net cash provided by financing activities	197,310	440,400

Net increase in cash	11,061	20,668

Cash at beginning of the period	52,672	822
Cash at end of the period	$63,733	$21,490

Cash paid for:
Interest	$870	$-
Taxes	$-	$-
Supplemental disclosure of non-cash activity:
Common stock issued for debt	$-	$4,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Condensed Notes to Consolidated Financial Statements
April 30, 2019
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

The Company is working on the following projects:

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

During the quarter ended October 31, 2017, the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV (“Pemer Bacalar”) on September 22, 2017 to examine the opportunity of acquiring ownership in approximately 61 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort. On November 16, 2017, subsequent to the end of the quarter, the Company entered into a Memorandum of Understanding (“MOU”) in order to further conduct due diligence toward this potential project. An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar. The amended MOU of April 13, 2018 expired on June 15, 2018; however. The Company entered into a preliminary joint venture agreement (the “Agreement”) on June 11, 2019 with a private Mexican entity to work together on the raising of capital funds necessary to build a 68 room Waterfront Hotel & Resort & 92 residential Jungle villas, Cenote Villas, 4 bars & restaurants, clubhouse, tennis, aquatic center, wellness center & etc on a beautiful property (the “Property”) situated on the Caribbean coast of the Yucatan Peninsula, in the State of Quintana Roo, Mexico. Under the terms of the Agreement Northern has the right to participate for a 20% interest in the Property. The Property consists of approximately 207.5 Acres +/- (84 Ha) and 3,444.8 ft (1050 meters) Lagoon front plus 1033.4 ft (315 meters) waterfront.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. Additional work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2018. No additional work was performed during the nine months ended April 30, 2019. As of April 30, 2019, management determined that the $96,000 asset carried on the balance sheet was impaired resulting in a loss on impairment of $46,000.

Kathis Energy LLC – Wholly owned Subsidiary

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500. Both of these oil and gas leases have expired.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year ended July 31, 2016 the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease is 1.5 miles from the Strand Palo Pinto Reef Field which was discovered in 1940 and has produced 1,700,000 barrels of oil from 8 wells or 212,500 barrels of oil per well. The structure map on the Palo Pinto shows a large buildup in the Palo Pinto Reef across the southern portion of the lease. No work was performed during the nine months ended April 30, 2019. The lease expired in April 2019.

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

89 Guy #4 Well – Cased Hole

On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. No work was conducted during the nine months ended April 30, 2019.

McClure 2B Gas Well – Producing

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40-acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well is completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. No work was performed during the nine months ended April 30, 2019.

Carter & Foster Wells – Producing

During the fiscal year ended July 31, 2018 the Company acquired the Carter and Foster wells located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet. No work was performed during the nine months ended April 30, 2019.

Reeves Lease – Acreage – Palo Pinto Reef Prospect

In August 2018 the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. During the quarter the third party that paid for the lease agreed to return the lease bonus due to not being able to obtain all parties signatures for obtaining a lease. The Company is seeking to recover its geological fees paid in 2018.

Winnemucca Mountain Gold Property, Nevada

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This Winnemucca Mountain property currently is comprised of 138 unpatented mining claims covering approximately 2700 acres.

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the terms of the July 31, 2018 agreement. The second payment of $25,000 per the terms of the agreement was not paid when it became due on August 31, 2018 causing the Company to default on the terms of the July 23, 2018 agreement.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

During the quarter ended April 30, 2019 the Company engaged an independent geologist to conduct geological studies to prepare a recommendation of a work program for the Winnemucca Property.

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

Reclassifications

Certain re-classifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the nine months ended April 30, 2019.

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

As of April 30, 2019, and 2018, the Company had 4,736,271 and 3,575,913 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the three and nine months ended April 30, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2019, the Company has an accumulated deficit of $2,889,371. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – MINERAL RIGHTS AND PROPERTIES

Beauregard Parish, Louisiana - North High Prospect

On December 7, 2018, the Company entered into a Memorandum of Understanding with EnergyFunders, LLC to set forth the terms and conditions to jointly operate and pursue oil & gas projects. It was mutually agreed to create EF NMEX 18, LP, in order to jointly promote domestic oil and gas drilling projects. The first project in which EnergyFunders and NMEX will participate is the drilling of a seismic structure in the Beauregard Parish of Louisiana, known as the Northside High Prospect. The target depth is 7,300 feet to test the Cockfield (Yegua) Sand. Notable wells in the area have produced more than 200,000 barrels of oil from a single well. Drilling of this well is scheduled to begin during the summer of 2019. NMEX has agreed to provide certain completion costs to acquire up to 8% of the working interest in this well.

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

Further work is planned during the next fiscal year on the J. E. Richey lease on well #3 in an effort to improve its production. No work was conducted on the J.E. Richey Lease during the nine months ended April 30, 2019.

Humbolt County, Nevada - Winnemucca Mountain Property

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This Winnemucca Mountain property currently is comprised of 138 unpatented mining claims covering approximately 2700 acres.

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the terms of the July 31, 2018 agreement. The second payment of $25,000 per the terms of the agreement was not paid when it became due on August 31, 2018 causing the Company to default on the terms of the July 23, 2018 agreement.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

During the quarter ended April 30, 2019 the Company engaged an independent geologist to conduct geological studies to prepare a recommendation of a work program for the Winnemucca Property.

Jones County, Texas – Olson Lease

We had a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We hold 100% of the working interest in this lease. The lease expired on April 27, 2019. No work was conducted on the Olson lease during the quarter ended April 30, 2019. The Company had agreed to assign its interest and rights to the 160-acre Olson Lease to Kathis Energy LLC, a wholly owned subsidiary of the Company in exchange for a $60,500 loan.

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

Kathis Energy has a 80% net revenue interest in the 20 acre lease with the cased well and owns 100% of the working interest. Kathis has until April 17, 2019 to bring the well back into production. Kathis paid $22,500 for the cased well. No work was conducted on the Guy Ranch cased well 89 Guy #4 during the nine months ended ended April 30, 2019.

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

The Company paid $25,000 for this gas well. The Net Revenue Interest for the McClure lease is 75% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework/re-complete the well in one or more of the other intervals in the Strawn formation in the well. As of the date of this report no work has been conducted toward the reworking/re-completing in this well. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. No work was conducted on the McClure 2B, gas well, during the nine months ended April 30, 2019.

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

The Net Revenue Interest for the Carter lease is 75% and the lease is held by existing production. The Net Revenue Interest for the Foster lease is 60% and the lease is held by existing production. The Company entered into an agreement with a third party to acquire and rework Palo Pinto formation by conducting the multiple staged acid jobs on three wells. During the year the Company has placed new electric motors on all four wells, changed out the down hole pumps and placed the wells into production. As of the date of this report the Company has not conduced the multiple staged acid job on any of the three wells. Upon the third party recovering its investment the Company will receive 40% of the Net Revenue Interest. The Carter and Foster leases/wells were acquired from an Officer of the Company for total consideration of $1.00. No work was conducted on the Carter/Foster leases during the nine months ended April 30, 2019.

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

The Net Revenue of the lease is 80%. The lease term is 2 years. Plans are to deliver a 75% net revenue lease to a drilling partner retaining an overriding royalty and a carried working interest in the drilling in the well. During the quarter ended April 30, 2019, it was discovered that not all of the minerals were leased resulting in the lease not being available for transfer to a drilling partner. Lease bonus money and geological fees paid are being recaptured by both the Company and the third party during the third quarter.

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of $349,000 for firm commitments on the Winnemucca Property, $45,335 of accrued interest, $20,413 of accrued distribution and royalty payments, $172,404 of monies received in advance for well work to be performed and the acquisition of additional oil and gas properties and $95,000 of investment funds to be used for the development of future properties. The Company has partnered with others whereby they provide all or a portion of the working capital for either well to be completed on existing properties or towards the acquisition of new properties.

NOTE 6 – CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of April 30, 2019, there is $85,000 and $41,468 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2019, there is $25,000 and $2,367 of principal and accrued interest due on this loan, respectively. This loan is due on October 20, 2019.

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

During the nine months ended April 30, 2019, the Company issued 150,000 shares of common stock to two individuals as consideration for their support with the Richey #2A project. The shares were valued at $0.065 per share, the closing price on the date of grant, for total non-cash expense of $9,750.

During the nine months ended April 30, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

During the nine months ended April 30, 2019, the Company sold 4,166,667 shares of common stock for total cash proceeds of $145,000. As of April 30, 2019, 400,000 shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

NOTE 8 – WARRANTS

Warrants have been issued in conjunction with common stock issuances. During the year ended July 31, 2018, the Company sold 2,730,000 Units of its common stock for total cash proceeds of $136,500. During the nine months ended April 30, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	500,000
Exercise Price	$0.15
Term	2 years
Volatility	323%
Risk Free Interest Rate	2.61%
Fair Value	$25,205

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $25,205, accounted for in additional paid in capital.

Activity for the nine months ended April 30, 2019 and the year ended July 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2017	150,000	$0.10	1.50
Granted	1,865,000	0.15	1.47
Expired	-	-	-
Exercised	-	-	-
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	-	-
Exercised	-	-
Exercisable at April 30, 2019	2,365,000	0.15	.90

NOTE 9 – RELATED PARTY TRANSACTIONS

On April 16, 2017, the Company executed a promissory note for $15,000 with a shareholder. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2019, there is $13,500 and $1,125 of principal and accrued interest, respectively, due on this loan.

For the nine months ended April 30, 2019 and for the year ended July 31, 2018, total payments of $7,500 and $56,500, respectively were made to an officer of the Company for consulting services. As of April 30, 2019, there is $22,500 credited to accounts payable.

For the nine months ended April 30, 2019 and for the year ended July 31, 2018, total payments of $45,000 and $26,500, respectively were made to directors of the Company for consulting services. As of April 30, 2019, there is $30,000 credited to accounts payable.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of April 30, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively.

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

Current Business

Refer to NOTE 4 - Mineral Rights and Properties.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2019 and 2018

	For the Three Months Ended April 30,
	2019	2018
Revenue	$13,056	$18,518
Distributions	2,865	21,891
Gross margin	10,191	(3,373)

Officer compensation	-	15,000
Director services	15,000	1,500
Consulting	5,000	10,500
Professional fees	7,734	23,025
Advertising and promotion	-	51,241
Mineral property expenditures	30,032	57,666
General and administrative	13,000	33,951
Total operating expenses	70,766	192,883

Interest expense	(2,399)	(4,143)
Loss on conversion of debt	-	(6,000)
Net Loss	$(62,974)	$(206,399)

Revenue
Revenues of oil and gas for the three months ended April 30, 2019 and 2018 were $13,056 and $18,518, respectively, a decrease of $5,462 or 29.5%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. The decrease in revenue is due to lower oil and gas prices.

Distributions
During the three months ended April 30, 2019, we accrued and/or paid distributions of $2,865 compared to $21,891 for the three months ended April 30, 2018. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. The decrease in distributions is due to the Company no longer paying distribution revenue to one of its working interest partners.

Officer compensation

Officer compensation was $0 and $15,000 for the three months ended April 30, 2019 and 2018, respectively. No compensation was accrued or paid to the CEO in the current period.

Director services

A director was paid for services in the amount of $15,000 and $1,500 for the three months ended April 30, 2019 and 2018, respectively, an increase of $13,500. Fees are paid to our directors are billed as consulting fees. During the current period this fee was increased to $5,000 per month as Mr. Schaefer, Director, has increased his time spent on the Company over the past several months.

Consulting

Consulting fees were $5,000 and $10,500 for the three months ended April 30, 2019 and 2018, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Professional fees

Professional fees were $7,734 and $23,025 for the three months ended April 30, 2019 and 2018, respectively, a decrease of $15,291 or 66.4%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit and accounting fees billed during the period.

Advertising and promotion

Advertising and promotion expenses were $0 and $51,241 for the three months ended April 30, 2019 and 2018, respectively. We have temporarily decreased our spending in this area to conserve our available cash.

Mineral property expenditures

Mineral property expenditures were $30,032 and $57,666 for the three months ended April 30, 2019 or 2018, respectively, a decrease of $27,634, or 47.9%.

General and administrative

General and administrative expense was $13,000 and $33,951 for the three months ended April 30, 2019 or 2018, respectively, a decrease of $20,951. The decrease can be largely attributed to a decrease in Bureau Land Management (“BLM”) annual rentals and associated fees.

Interest expense

During the three months ended April 30, 2019 or 2018 we had interest expense of $2,399 and $4,143, respectively, a decrease of $1,744 or 42%. In the prior year we incurred an additional interest charge on one of our short term loans increasing the expense for that period.

Net Loss
For the three months ended April 30, 2019, we had a net loss of $62,974 as compared to a net loss of $206,399 for the three months ended April 30, 2018. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Results of Operations for the Nine Months Ended April 30, 2019 and 2018

	For the Nine Months Ended April 30,
	2019	2018
Revenue	$30,137	$46,577
Distributions	18,350	49,650
Gross margin	11,787	(3,073)

Officer compensation	15,000	42,500
Director services	45,000	3,500
Consulting	15,000	68,500
Professional fees	32,984	42,650
Advertising and promotion	38,485	107,955
Mineral property expenditures	407,053	73,948
General and administrative	29,377	81,250
Total operating expenses	582,899	420,303

Interest expense	(14,513)	(14,012)
Loss on disposal of mineral rights	(46,000)	-
Loss on conversion of debt	-	(6,000)
Other income	116,000	-
Gain on forgiveness of debt	18,750	4,120
Net Loss	$(496,875)	$(439,268)

Revenue
Revenues of oil and gas for the nine months ended April 30, 2019 and 2018 were $30,137 and $46,577, respectively, a decrease of $16,440 or 35.3%. Revenues are earned from the J.E. Richey Lease both in selling oil and gas and from funds received for reworking the Concho Richey #1. The decrease in revenue is due to lower oil and gas prices.

Distributions
During the nine months ended April 30, 2019, we accrued and/or paid distributions of $18,350 compared to $49,650 for the nine months ended April 30, 2018. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. The decrease in distributions is due to the Company no longer paying distribution revenue to one of its working interest partners.

Officer compensation

Officer compensation was $15,000 and $42,500 for the nine months ended April 30, 2019 and 2018, respectively. No compensation was accrued or paid to the CEO for the six months ended April 30, 2019.

Director services

A director was paid for services in the amount of $45,000 and $3,500 for the nine months ended April 30, 2019 and 2018, respectively, an increase of $41,500. Fees are paid to our directors but are billed as consulting fees. During the current period this fee was increased to $5,000 per month as Mr. Schaefer, Director has increased his time spent on the Company over the past several months.

Consulting
Consulting fees were $15,000 and $68,500 for the nine months ended April 30, 2019 and 2018, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Professional fees
Professional fees were $32,984 and $42,650 for the nine months ended April 30, 2019 and 2018, respectively, a decrease of $9,666 or 22.7%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in legal and accounting fees billed during the period.

Advertising and promotion
Advertising and promotion expenses were $38,485 and $107,955, for the nine months ended April 30, 2019 and 2018, respectively. Advertising and promotion expense has temporarily decreased to conserve our available cash.

Mineral property expenditures
Mineral property expenditures were $407,053 and $73,948 for the nine months ended April 30, 2019 and 2018, respectively. The increase is primarily due to an accrual of $349,000 for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

General and administrative
General and administrative expense was $29,377 and $81,250 for the nine months ended April 30, 2019 or 2018, respectively, a decrease of $51,873. The decrease can be largely attributed to a decrease in BLM rentals and associated fees.

Interest expense
During the nine months ended April 30, 2019 or 2018 we had interest expense of $14,513 and $14,012, respectively, an increase of $501 or 3.6%. The increase is in conjunction with a higher loan payable balance.

Other income (expense)
During the nine months ended April 30, 2019, we recognized other income of $116,000 from the write off of an option payable that had expired in a prior period, a loss of $46,000 as a result of the impairment to our J.E. Richey Lease in Coleman County, Texas and a gain on forgiveness of debt of $18,750 received from one of our vendors.

Net Loss
For the nine months ended April 30, 2019, we had a net loss of $496,875 as compared to a net loss of $439,268 for the nine months ended April 30, 2018. Our net loss was higher in the current period primarily due to an increase in mineral property expenditures, including $349,000 accrued for firm commitments associated with the Winnemucca property. The Company has firm cash commitments of $149,000 and firm exploration commitments of $200,000 pursuant to the July 23, 2018 agreement.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $186,249 for the nine months ended April 30, 2019. Cash used for operating activities was $347,410 for the nine months ended April 30, 2018.

Financing Activities
Net cash provided by financing activities was $197,310 for the nine months ended April 30, 2019 compared to $440,400 from the sale of common stock and loans for the nine months ended April 30, 2018.

We had the following loans outstanding as of April 30, 2019:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of April 30, 2019, there is $85,000 and $41,468 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a related party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2019, there is $15,000 and $1,125 of principal and accrued interest, respectively, due on this loan.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2019, there is $25,000 and $2,367 of principal and accrued interest due on this loan, respectively. This loan is due on October 20, 2019.

On July 31, 2018, Winona Webb, the wife of Ivan Webb, CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of April 30, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively.

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

During the nine months ended April 30, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share.

During the nine months ended April 30, 2019, the Company sold 6,166,667 shares of common stock for total cash proceeds of $195,000.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 19, 2019	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Victor Miranda
Victor Miranda
Chief Financial Officer and Director