Form 10-K
period 2019-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-06-04
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction ofincorporation or organization)	(IRS EmployerIdentification No.)

10 West Broadway, Suite 700, Salt Lake City Utah	84101
(Address of principal executive offices)	(Zip Code)

(801) 885-9260
(Registrant’s telephone number, including area code)

1889 FM 2088, Quitman, Texas 75783
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
☐YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [X] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,038,941 based on 20,778,818 non affiliate shares outstanding at $0.05 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 2, 2020, the issuer had 59,078,479 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Current Business

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

On September 22, 2017 the Company entered into a Letter of Intent regarding the Bacalar Project in Mexico. This was followed up with a Memorandum of Understanding on November 16, 2017. The Company has a very strong desire to be a part of this large development in any manner that is possible. On March 13, 2018 a payment of $20,266 was paid toward the architectural drawings prepared by Callikson. On April 13, 2019 the MOU was updated. On June 11, 2019 a new agreement was entered into regarding this property. So far no additional funds have been provided to this project since the signing of the MOU on June 11, 2019.

As of July 31, 2019 the total investment made by the Company toward this project is $20,266. The Company still has a very strong desire to continue to pursue to be a part of this large opportunity. As of July 31, 2019, it is not clear as to what level the Company will be participating as it is not clearly defined by Pemer Bacalar what is required. Pemer Bacalar has several requirements on their side of the June 11, 2019 agreement to accomplish including but not limited to finalizing the acquisition of additional acreage and obtaining permits as well as formalize a plan to conduct feasibility studies etc.

No demands have been made for funds by Pemer Bacalar since the date of signing the June 11, 2019 agreement. At this time the Company is waiting to hear the next step from Pemer Bacalar and then determine our obligations thereto.

Coleman County, Texas – Three well rework/re-completion project

On October 14, 2014, we entered into an agreement to acquire the 206.5 acre J.E. Richey oil and gas lease. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. Beginning in May 2015 we started conducting operations on the three wells to place them back into production. The rework/re-completion was completed on July 28, 2015 and production of oil and gas was established. No additional significant work was conducted on J. E. Richey lease during the fiscal year ended July 31, 2019. See Item 2 Properties for additional information.

Coleman County, Texas – J. E. Richey #2A -Proposed New Well:

The Company has sold working interest in a 20 acre tract on the J.E. Richey Lease to drill a new well near the ARCO Richey #2 well. The Company has identified an industry partner to finalize the funding of the drilling of the J. E. Richey 2A. Plans subsequent to July 31, 2019 are to drill this well during the quarter ended January 31, 2020. The Company is negotiating to receive a prospect fee and a carried working interest in this well. See Item 2 Properties for additional information.

Kathis Energy LLC – Wholly owned Subsidiary:

The Company created a wholly owned subsidiary, Kathis Energy LLC (“Kathis”), on November 22, 2017 for the purpose of conducting oil and gas drilling programs in Texas. The Company agreed to assign to Kathis the Olson and Guy Ranch leases in exchange for $126,500. Kathis was seeking to raise drilling funds to drill up to 8 wells. As of July 31, 2019, no wells have been drilled. Kathis has raised $125,000 and discontinued seeking funding for its drilling program. See Item 2 Properties for additional information.

Jones County, Texas – Palo Pinto Reef project

During the fiscal year ended July 31, 2016 the Company acquired the Olson lease covering 160 acres in Jones County, Texas. This lease expired on April 27, 2019. See Item 2 Properties for additional information.

Riverside Prospects, Runnels County, Texas

On October 20, 2017 the Company entered into an exclusive option agreement with Murphree Oil Company to acquire drilling prospects on four leases in Runnels County near the City of Ballinger, known as the Riverside Prospects. During the quarter ended April 30, 2018, the Company, through its wholly owned subsidiary, Kathis Energy LLC, (“Kathis”) paid the lease bonuses for extending the oil and gas lease period on 548.76 acres covering the Riverside Prospects. The extension on all four leases expired prior to July 31, 2019. See Item 2 Properties for additional information.

89 Guy #4 Well – Cased Hole:

On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. The well is an abandoned cased well that was drilled in October 2010 and completed in the Patio Sand at the interval of 3,144’ - 3,154’. The interval perforated (3,144 – 3,154’) is above the best productive part of the formation. See Item 2 Properties for additional information.

McClure 2B Gas Well – Producing:

On February 6, 2018 the Company acquired the McClure # 2B producing gas well on a 40-acre oil & gas lease located in Palo Pinto County near the Community of Graford, Texas. The McClure 2B well is completed in the Strawn in the interval 2,882’ to 2,940’ and has produced in excess of 70 million cubic feet of natural gas. On July 31, 2019 the Company entered into an agreement to convey this lease to the operator of the lease to reduce its work obligations. See Item 2 Properties for additional information.

Carter & Foster Wells – Producing:

During the fiscal year ended July 31, 2018 the Company acquired the Carter and Foster wells located west of the Community of Atwell, Texas in Callahan County. The Carter lease consists of 40 acres and has one well. The Foster lease has 10 acres around each well of the three wells, all of which are fully equipped with surface and subsurface equipment. All four wells are completed in the Palo Pinto Limestone formation at approximately 1,900 feet. On July 31, 2019 the Company entered into an agreement to convey this lease and ownership rights to the operator of the lease to reduce its work obligations. See Item 2 Properties for additional information.

Reeves Lease – Acreage – Palo Pinto Reef Prospect:

In August 2018, subsequent to the end of the fiscal year ended July 31, 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. The Company is seeking to recover its geological fees as the lease was never obtained. See Item 2 Properties for additional information.

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

On July 23, 2018, the Company entered into a New Option Agreement with AHL Holding Ltd & Golden Sands Exploration Inc. (“Optionors”). This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock. The Company issued the shares and made the payment of $25,000 per the agreement on July 31, 2018. The second payment of $25,000 per the terms of the agreement was not paid when it was due on August 31, 2018 causing the Company to default on the terms of the July 23, 2018.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments. See Item 2 Properties for additional information.

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

Pricing and Marketing of Oil

In the US, sales of crude oil, condensate and natural gas liquids are not regulated and are made at negotiated prices. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that allowed for an increase in the cost of transporting oil to the purchaser.

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

Water Regulation

The federal Clean Water Act (the "CWA"), the federal Safe Drinking Water Act (the "SWDA") and analogous state laws restrict the discharge of wastewater and other pollutants into surface waters or underground wells and the construction of facilities in wetland areas without a permit. Federal regulations also require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. In addition, the Oil Pollution Act (the "OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed or considered under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us.

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

Employees

As of July 31, 2019, we do not have any employees. Our four officers, Ivan Webb, Noel Schaefer, Victor Miranda and Robert Campbell act as consultants. Mr. Schaefer was appointed as Chief Operating Officer on July 6, 2018. Mr. Miranda was appointed as Chief Financial Officer on July 6, 2018. Mr. Webb was appointed as Chief Executive Officer on July 6, 2018. On October 17, 2018, Mr. Autrey resigned as the Company secretary and Mr. Robert Campbell was appointed to fill the office as Secretary of the Company. There were no disagreements between the Company and Mr. Autrey at the time of his resignation.

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

ITEM 1A. RISK FACTORS

Risks Related To Our Overall Business Operations

Effects of COVID-19 to our business.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is experiencing declining revenues; difficulty meeting debt covenants; significant changes in the fair value of assets or liabilities. Our concentrations due to concentrated revenues from particular oil & gas leases and fund-raising events; make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on investments; impairment losses and other long-lived assets and contingent obligations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As at July 31, 2019, we have an accumulated deficit of $2,964,073 and total stockholders’ deficit of $839,276. We began generating revenues in October 2015. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2019 and 2018, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended July 31, 2019, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

For the foreseeable future, we expect to rely principally upon external financing, although we have raised limited private placement and debt instrument funds during the past fiscal year and will be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment.

We lack working capital.

We currently lack the capital necessary to independently sustain our operations. Management is actively negotiating financing through accredited investors and other sources to meet its short term working capital needs and is negotiating long term capital options. There can be no guaranty that additional funds will be available. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment.

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

Our success is dependent upon the decision making of certain key directors and executive officers including Noel Schaefer, Victor Miranda and Ivan Webb. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have an adverse impact on our operations. We currently do not have not key man life insurance on the lives of any of these officers and directors.

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

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results, may have a negative effect on the market price of our common stock.

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

For the foreseeable future, we expect to rely principally upon external financing, although we have raised limited private placement and debt instrument funds during the past fiscal year and will be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment.

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

Our success is dependent upon the decision making of three of our directors and executive officers, who are Noel Schaefer, Victor Miranda and Ivan Webb. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We currently do not have not key man life insurance on the lives of any of these officers and directors.

We are subject to real estate development risks.

Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
an increase in commodity costs;
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

Item 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at 10 West Broadway, Suite 700, Salt Lake City 84101.

As of July 31, 2019, we owned or had a lease on the following properties:

Coleman County, Texas – J. E. Richey Lease – Three Well Project

History & Background:

On October 14, 2014, the Company entered into an agreement to acquire the J. E. Richey lease located west of the Community of Novice in Coleman County, Texas. This lease area has six known productive formations. The existing three wells on the lease are fully equipped. There is spacing available for new drilling of two or more wells. In September 2014 the Company began selling working interest to raise working capital to rework two wells and re-complete one well on the J. E. Richey 206.5 acre lease. The Company sold 76% of the working interest to fund the rework/re-completion operations.

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

The Concho Richey #1 became the primary producer on this lease following the re-completion in the Gray Formation (“Gray”). The Concho Richey #1 is located due west 660’ from the Olympia Hale #1 well that has produced more than 71,000 BBLS and over 190 MMCFG from the Gray since 1986 (approximately 30 years). In July 2015 the Company re-completed this well in the Gray Sand. The Gray Sand formation (3,860’) is a clean sand with section having 34% porosity with good permeability. The Concho Richey #1 well came in with an initial production rate of 65 barrels of oil and 100 MCF of gas per day. It was averaging about 14 barrels of oil and 75 MCF of gas per day with about 10 barrels of saltwater before a hole came in the casing in June 2016. During the fiscal year we were able to successfully conduct a cement squeeze to seal off the casing leak. The well was brought back into production and is averaging 7 barrels of oil, 40 MCF of gas and ½ barrel of saltwater per day.

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

Ownership Interest
The Company owns 24% of the working interest before payout and 36.5% working interest after payout in these two wells covering 40 acres and 87.5% working interest in rest of lease covering 166.5 acres.

History of Operations and Geology
The lease is located in a multiple pay area originally discovered by ARCO in the early 1980’s. This lease area has six known productive formations.

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

A drilling location has been staked west of the J. E. Richey #2 well. Drilling funds have been received toward the drilling of the new proposed location for the J. E. Richey #2A well. At the time of this report no definitive schedule for drilling has been set. Additional drilling funds will be required to be able to drill this well to a projected total depth of 4,500’. Subsequent to July 31, 2019 the Company has been in negotiations with industry partners to fund the balance of the drilling funds required to drill this well in consideration of a prospect fee and carried working interest. All potential formations will be evaluated with particular attention being focused on the following formations:

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

Ownership Interest
During the fiscal year the Company acquired 100% of the working interest in the oil and gas lease known as the Olson covering approximately 160 acres for $30,000 including legal, landman, lease bonus, geological mapping etc. The Company has agreed to convey the Olson lease to Kathis, its wholly owned subsidiary, for its drilling program for $60,000. The term of the Olson lease expired on April 27, 2019 resulting in a loss of investment in this oil lease.

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

In March 2018 Kathis Energy staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. This lease expired on December 16, 2018 and has not been extended, resulting in a loss of investment in this oil lease.

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

Ownership Interest:
Kathis had an option to acquire these leases in stages with the first stage to have proof of drilling funds to drill one well by December 31, 2018. The Net Revenue Interest on all of these leases is 75% and the expiration of these leases varies from April thru June 2019. The lease terms of these four leases was not extended as of July 31, 2019 resulting in a loss of investment in these oil leases.

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

Ownership Interest:
Kathis Energy owns 100% of the working interest with a 75% net revenue interest in the 20 acre lease with the cased well. On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. Kathis paid $22,500 for the cased well. There was a completion attempt during the fiscal year ended July 31, 2019 to re-complete in the 3,144’-3,154’ interval recovered nominal oil production. No further work has been conducted and is being evaluated to place into production or plug the well and salvage equipment.

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

Patio Sand: The Patio Sand (also known as the Palo Pinto Sand) is at approximately 3100 feet. The Patio Sand is the main producer to the west (next section) and generally averages between 25,000 and 75,000 barrels oil per well. The A T & H Oil Company #2 Davis well (north offset) was perforated in the Patio Sand (3158-61') and flowed 140 BOPD. This well produced 27,371 barrels oil and 60 MMCF gas before the Railroad Commission of Texas had it plugged for having to many violations. This well was still producing 12 barrels oil per day when plugged.

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

Ownership Interest
The Company paid $25,000 for this gas well. The net revenue interest for the McClure lease is 75% and the lease is held by existing production. On December 31, 2018 the Company entered into an agreement with a third party whereby the Company received $85,900 to rework the McClure 2B gas well. In consideration for the $85,900 the Company issued 859,000 shares of its common stock and agreed to convey 100% of the revenues from the sale of natural gas until the investment capital was recovered then revert to a 60/40 split in favor of the third party. On July 31, 2019 the Company entered into an agreement with the operator of the lease to assume the obligations of the agreement entered into with a third party to perform certain work in exchange for shares of the Company’s common stock.

Carter & Foster Wells – Producing:

History and Background:
The wells on the Carter and Foster leases were drilled in1992-93. Most of the wells were treated with 5,000 gallons of 21% acid and yielded initial rates of production of 40 barrels of oil per day then gradually declined to 3 barrels per day by the end of the first year. The wells now are 25 plus years old and are producing 90% or better oil cut in the fluid being produced. the production is very nominal at the present time however no secondary acid stimulation has been conducted since they were originally brought into production in the early 1990’s. All four wells on the Carter and Foster leases are fully equipped and have their own production facilities and have electricity to each of the wells. On December 30, 2018 the Company entered into an agreement with a third party whereby the Company received $60,000 to rework the Carter and Foster wells. In consideration for the $60,000 the Company issued 600,000 shares of its common stock and agreed to convey 100% of the revenues from the sale of crude oil until the investment capital was recovered, then revert to a 60/40 split in favor of the third party. On July 31, 2019 we entered into an agreement with the operator of the lease to assume the obligations of the agreement entered into with a third party.

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

The lease bonus money of $28,000 was provided by a third party for a two-year lease and the Company paid the geological prospect fee of $10,000. It was verbally understood between the Company and third party to promote this drilling prospect seeking to retain a carried interest plus recoup the lease and prospect monies. The oil and gas lease was not delivered and the Company is seeking to recover its $10,000 geological fee as the lease was never obtained. The $10,000 has been disclosed on the balance sheet and is expected to be collected.

Index of Oil & Gas Abbreviations

INDEX

ABBREVIATION	DEFINITION
BBL	Barrel of oil, 42 US standard gallons
MCF	Thousand Cubic Feet of natural Gas
MMCF	Million Cubic Feet of natural gas
RRC	Railroad Commission of Texas, regulatory authority for governing the operations of oil and gas activities

Winnemucca Mountain Property:

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This Winnemucca Mountain property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

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

TERM	DEFINITION
Aplite	a light-colored fine-grained igneous rock
Basalt	basalt is a dark gray to black, dense to finely grained igneous rock that is the result of lava eruptions. Basalt flows are noneruptive, voluminous, and characterized by relatively low viscosity.
Breccias	a coarse-grained sedimentary rock made of sharp fragments of rock and stone cemented together by finer material. Breccia is produced by volcanic activity or erosion, including frost shattering.
Biotite	a black, dark brown, or green silicate mineral of the mica group.
Equigranular	a material composed chiefly of crystals of similar orders of magnitude to one another.
Hornfels	(a) a fine-grained metamorphic rock composed of silicate minerals and formed through the action of heat and pressure on shale.
Igneous	(b) describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth's surface.
Lithologic	(c) the gross physical character of a rock or rock formation.
Monzonite	a visibly crystalline, granular igneous rock composed chiefly of equal amounts of two feldspar minerals, plagioclase and orthoclase, and small amounts of a variety of colored minerals.
Plutonic	a mass of intrusive igneous rock that has solidified underground by the crystallization of magma.
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties. Use: electronics, gems.
Silica	silicon dioxide found naturally in various crystalline and amorphous forms, e.g. quartz, opal, sand, flint, and agate. Use: manufacture of glass, abrasives, concrete.

Inactive Projects:

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

A drilling location has been staked west of the J. E. Richey #2 well. Drilling funds have been received toward the drilling of the new proposed location for the J. E. Richey #2A well. At the time of this report no definitive schedule for drilling has been set. Additional drilling funds is required to be able to drill this well to a projected total depth of 4,500’. Subsequent to July 31, 2019 the Company has been in negotiations with potential industry partners to fund the balance of the drilling funds required to drill this well. The Company will seek to receive a prospect fee and retain carried working interest.

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

In March 2018 Kathis Energy LLC, our wholly owned subsidiary, staked two drilling locations on the Guy Ranch and prepared one drilling location. This drilling location is a direct offset to a Patio Sand well that came in at 140 barrels per day. The Patio Sand is one of the main producing formations in the area generally averages between 25,000 and 75,000 barrels oil per well. The Morris Sand a notable gas producer is known to produce up to 1.4 BCF gas from one well and the Gardner is noted in this area to produce between 50,000 and 110,000 barrels per well. The Net Revenue Interest for the Guy Ranch lease is 75%. Lease expired on December 16, 2018 and no extension was made to extend the lease terms and thereby expired. As of July 31, 2019, the Company deemed its investment to be fully impaired, recognizing a loss on disposal of $22,750.

Reeves Lease – Palo Pinto Reef – Jones County, Texas

In August 2018, the Company paid for the geological prospecting fees for a Palo Pinto Reef prospect in Jones County. The Reeves lease covers 160 acres and is located near Noodle, Texas in Jones County. The projected depth of the Palo Pinto Reef is 4,300’. Excellent well control by 6 Strawn wells provides evidence of a Palo Pinto Reef showing a structure 48’ high to other wells. The nearest Palo Pinto Reef well to the Reeves Lease made more than 150,000 barrels from one well.

The Company paid the geological prospect fee of $10,000. It was verbally understood between the Company and third party to promote this drilling prospect seeking to retain a carried interest plus recoup the lease and prospect monies. The oil and gas lease was not obtained and the Company is seeking to recover its $10,000 geological fee as the lease was never obtained. The $10,000 has been disclosed on the balance sheet and is expected to be collected.

Riverside Leases – Multiple Formations– Runnels County, Texas

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

Kathis had an option to acquire these leases in stages with the first stage to have proof of drilling funds to drill one well by December 31, 2018. The Net Revenue Interest on all of these leases is 75% and the expiration of these leases varies from April thru June 2019. The lease terms of these four leases were not extended as of July 31, 2019 resulting in a loss of its investment in these oil leases. All expenditures on this property had been expensed prior to its expiration.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

The Company has been named as a third-party in pending litigation for which the Company denies any wrongdoing. The Company entered into a joint venture agreement with an accredited unrelated party where funds were invested in two of the Company’s projects. The unrelated party is a knowledgeable oil and gas investor and has experience with investing in oil and gas projects. The Company is named as a third party to the legal action solely due to its association with the unrelated party and the funds he used for making the investment with the Company. On April 27, 2020, a Motion to Dismiss was filed in the District Court of Dallas, Texas dismissing all claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “NMEX” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

At January 17, 2020 there were approximately 70 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On July 18, 2019, the Company sold 833,334 shares of common stock for total cash proceeds of $25,000.

On July 18, 2019, the Company granted 75,000 shares of common stock for services. The shares were valued at $0.051, the closing stock price on the date of grant for total non-cash expense of $3,825. As of July 1, 2019, the shares have not yet been issued by the transfer agent and have been credited to stock payable.

On July 31, 2019, the Company granted 1,000,000 shares of common stock for services. The shares were valued at $0.041, the closing stock price on the date of grant for total non-cash expense of $41,100.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2019.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended July 31, 2019, which are included herein.

	For the Years EndedJuly 31,
	2019	2018
Revenue, net	$14,273	$(946)

Officer compensation	16,000	56,500
Consulting – related party	57,500	26,500
Consulting	11,325	91,000
Professional fees	37,984	57,050
Advertising and promotion	38,485	123,352
Development property expenditures	-	20,266
Mineral property expenditures	355,442	269,703
General and administrative expenses	50,102	105,415
Total operating expenses	566,838	749,786

Other income (expense):
Interest expense	(17,980)	(17,164)
Loss on disposal of mineral rights	(100,772)	-
Loss on conversion of debt	-	(6,000)
Gain on forgiveness of debt	99,740	4,120
Total other income (expense)	(19,012)	(19,044)

Net Loss	$(571,577)	$(769,776)

Revenue
Revenues of oil and gas for the years ended July 31, 2019 and 2018 were $14,273 and negative $946, respectively, an increase of $15,219. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The increase in revenue is due to lower production as well as lower oil and gas prices. Distributions are paid or accrued in the quarter in which the revenue for those distributions is earned. Distributions are paid to the joint venture partners in the J.E. Richey Lease. In the prior year we paid additional distributions that were due which resulted in our negative revenue.

Officer compensation
Officer compensation was $16,000 and $56,500 for the years ended July 31, 2019 and 2018, respectively, a decrease of $40,500, or 72%. The decrease is due to no longer paying salary to the CEO after October 31, 2018.

Consulting – related party
Consulting – related party services were $57,500 and $26,500 for the years ended July 31, 2019 and 2018, respectively, an increase of $31,000, or 117%. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees. During the current year this fee was increased to $5,000 per month as Mr. Schaefer, has increased his time spent on the Company over the past several months.

Consulting expense
Consulting fees were $11,325 and $91,000 for the years ended July 31, 2019 and 2018, respectively, a decrease of $79,675, or 88%. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current year can be attributed to a decrease in expenditures while the Company pursues additional funding.

Professional fees
Professional fees were $37,984 and $57,050 for the years ended July 31, 2019 and 2018, respectively, a decrease of $19,066, or 33%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in accounting fees billed during the year.

Advertising and promotion
Advertising and promotion expense were $38,485 and $123,352 for the years ended July 31, 2019 and 2018, respectively, a decrease of $84,867, or 69%. We have temporarily decreased our spending in this area to conserve our available cash.

Development property expenditures
Development property expenditures were $0 and $20,266 for the years ended July 31, 2019 and 2018, respectively. We did not pursue this development property in the current year.

Mineral property expenditures
Mineral property expenditures were $355,442 and $269,703 for the years ended July 31, 2019 and 2018, respectively, an increase of $85,739, or 31.7%. Expenditures include lease payments for the working interest in the mineral properties and rework expense. The increase in mainly due to the funds used towards the development of the Winnemucca property.

General and administrative
General and administrative expense was $50,102 and $105,415 for the year ended July 31, 2019 and 2018, respectively, a decrease of $55,313, or 52%. The decrease can be largely attributed to a decrease in Bureau Land Management (“BLM”) annual rentals and associated fees as well as to a decrease in travel expense and public relation expenditures.

Other expense
During the year ended July 31, 2019 we had total other expense of $19,012 compared to $19,044 in the prior year. During the current year we incurred interest expense of $17,980, and a loss on disposal of mineral rights of $100,772, offset with a gain on forgiveness of debt of $99,740. During the year ended July 31, 2018 we had total other expense of $19,044. During the prior year we incurred interest expense of $17,164, and a loss on conversion of debt $6,000, offset with a gain on forgiveness of debt of $4,120.

Net Loss
For the year ended July 31, 2019, we had a net loss of $571,577 as compared to a net loss of $769,776 for year ended July 31, 2018. Our net loss was lower in the current period primarily due to our decrease in operating expenses.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $284,035 for the year ended July 31, 2019. Cash used for operating activities was $323,875 for the year ended July 31, 2018.

Investing Activities
We used $20,000 for investing activities for the year ended July 31, 2019 compared to net cash used of $45,250 used in year ended July 31, 2018.

Financing Activities
Net cash provided by financing activities was $233,210 for year ended July 31, 2019 compared to $420,975 year ended July 31, 2018. During the year ended July 31, 2019, we received $220,000 from the sale of common stock, $69,180 from related party loans, $55,970 of which was repaid and received $9,000 from loans payable, of which we repaid $9,000. During the year ended July 31, 2018, we received $355,975 from the sale of common stock and $65,000 in other advances.

We had the following loans outstanding as of July 31, 2019:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2019, there is $25,000 and $2,367 of principal and accrued interest due on this loan, respectively. This loan is due on October 20, 2019. No shares have been issued for conversion of this loan.

On July 31, 2018, the wife the CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively. Amounts due on these loans are currently in default.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Recently Issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration, Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration, Ltd. (the Company) as of July 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended July 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the result of its operations and its cash flows for the year ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses, cash flow deficiencies, negative working capital and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company
Salt Lake City, Utah
June 3, 2020

We have served as the company’s auditor since 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northern Minerals & Exploration Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Northern Minerals & Exploration Ltd. (“the Company”) as of July 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company’s auditor from 2016 to February 14, 2020. Spokane, Washington
November 13, 2018

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2019	2018
ASSETS
Current Assets:
Cash	$21,847	$52,672
Prepaid expenses	5,000	3,500
Accounts receivable	-	3,229
Other receivable	10,000	-
Stock subscription receivable	-	20,000

Total Current Assets	36,847	79,401
Other Assets:
Mineral rights and properties	-	30,065
Oil and gas properties	28,800	141,250
Total Other Assets	28,800	171,315

TOTAL ASSETS	$65,647	$250,716

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$63,959	$85,146
Accounts payable – related party	50,000	43,374
Accrued liabilities	637,754	327,580
Current portion of property option payable	-	116,000
Convertible debt	110,000	25,000
Loans payable	20,000	125,990
Loans payable – related party	23,210	-
Total Current Liabilities	904,923	723,090

Convertible debt – long term	-	85,000

TOTAL LIABILITIES	904,923	808,090

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 55,836,819 and 48,286,818 shares issued and outstanding, respectively	55,837	48,287
Common stock to be issued	44,925	50,000
Additional paid-in-capital	2,024,035	1,736,835
Accumulated deficit	(2,964,073)	(2,392,496)

Total Stockholders’ Deficit	(839,276)	(557,374)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$65,647	$250,716

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years EndedJuly 31,
	2019	2018

Revenue, net	$14,273	$(946)

Operating expenses:
Officer compensation	16,000	56,500
Consulting – related party	57,500	26,500
Consulting	11,325	91,000
Professional fees	37,984	57,050
Advertising and promotion	38,485	123,352
Development property expenditures	-	20,266
Mineral property expenditures	355,442	269,703
General and administrative expenses	50,102	105,415
Total operating expenses	566,838	749,786
Loss from operations	(552,565)	(750,732)

Other income (expense):
Interest expense	(17,980)	(17,164)
Loss on disposal of mineral rights	(100,772)	-
Loss on conversion of debt	-	(6,000)
Gain on forgiveness of debt	99,740	4,120
Total other expense	(19,012)	(19,044)

Loss before provision for income taxes	(571,577)	(769,776)
Provision for income taxes	-	-
Net Loss	$(571,577)	$(769,776)

Net loss per share from operations, basic and diluted	$(0.01)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	51,155,037	40,396,771

The accompanying notes are an integral part of these consolidated financial statements.

  NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JULY 31, 2019 AND 2018

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2017	26,797,818	$26,798	$1,239,349	$-	$(1,622,720)	$(356,573)
Common stock issued for services	3,000,000	3,000	180,000	-	-	183,000
Common stock issued for cash	18,289,000	18,289	307,686	50,000	-	375,975
Common stock issued for conversion of debt	200,000	200	9,800	-	-	10,000
Net loss for the year ended July 31, 2018	-	-	-	-	(769,776)	(769,776)
Balance, July 31, 2018	48,286,818	48,287	1,736,835	50,000	(2,392,496)	(557,374)
Common stock issued for services	150,000	150	9,600	3,825	-	13,575
Common stock issued for cash	7,400,001	7,400	262,600	(50,000)	-	220,000
Common stock issued for accrued liabilities	-	-	-	41,100	-	41,100
Contributed capital	-	-	15,000	-	-	15,000
Net loss for the year ended July 31, 2019	-	-	-	-	(571,577)	(571,577)
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(571,577)	$(769,776)

Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(99,740)	(4,120)
Loss on disposal of mineral rights	100,772	-
Loss on conversion of debt	-	6,000
Amortization of capitalized costs	10,000	-
Stock compensation expense	13,575	183,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,500)	(3,500)
Accounts receivable	3,229	1,184
Other receivables	48,318	-
Accounts payables and accrued liabilities	231,269	70,759
Accounts payable – related party	6,626	17,500
Accrued interest	9,800	10,864
Advances for well work	5,193	164,214
Net cash used in operating activities	(244,035)	(323,875)

Cash Flows used in Investing Activities:
Cash paid for oil and gas properties	(20,000)	(45,250)
Net cash used in investing activities	(20,000)	(45,250)

Cash Flows from Financing Activities:
Proceeds from loan payable	9,000	-
Repayment of loan payable	(9,000)	-
Proceeds from loans payable – related party	69,180	-
Payments on loans payable – related party	(55,970)	-
Proceeds from the sale of common stock	220,000	355,975
Other advances	-	65,000
Net cash provided by financing activities	233,210	420,975

Net (decrease) increase in cash	(30,825)	51,850

Cash at beginning of the year	52,672	822
Cash at end of the year	$21,847	$52,672

Cash paid during the period for:
Interest	$-	$1,500
Taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for accrued liabilities	$41,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements
July 31, 2019

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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2019 and 2018.

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

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended July 31, 2019. Specifically, the Company has changed its presentation of revenue from revenue and distributions to only presenting net revenue. There was no effect on net loss or earnings per share.

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

The Company receives a majority of its revenue from oil and gas sales from the J. E Richey lease located in Coleman County, Texas. Revenue is recognized upon delivery.

For the year ended July 31, 2019, we recognized 62.4% of revenue, from crude oil sales on our Richey Lease. For the year ended July 31, 2018, we had negative net revenue due to having to payout excess distribution, however, crude oil sales were 93.2% of revenue recognized during the year.

Accounts Receivable
Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly.

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

Oil and Gas Properties
The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether those wells are successful or unsuccessful. Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts. Depletion and amortization of oil and gas properties are computed on a well-by-well basis using the units-of-production method. Although the Company has recognized minimal levels of production and revenue, none of its property have proved reserves. Therefore, the Company’s properties are designated as unproved properties.

Unproved property costs are not subject to amortization and consist primarily of leasehold costs related to unproved areas. Unproved property costs are transferred to proved properties if the properties are subsequently determined to be productive and are assigned proved reserves. Proceeds from sales of partial interest in unproved leases are accounted for as a recovery of cost without recognizing any gain until all cost is recovered. Unproved properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage. The Company had total impairment charges on its oil and gas properties of $100,772 for the year ended July 31, 2019.

Asset Retirement Obligation
Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The net estimated costs are discounted to present values using credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. To date, the Company has very few operating wells. In 2019, the Company on had one working well. Because there is only one active well on the Ritchie Lease, the Company estimates the asset retirement obligation to be trivial and has not recorded an ARO liability.

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

As of July 31, 2019 and 2018, the Company had 4,768,408 and 6,566,815 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended July 31, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have an impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018.  In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has elected to apply the modified retrospective method. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2019, the Company has an accumulated deficit of $2,964,073. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES

Active Projects:

J.E. Richey Lease - Coleman County – Three well rework/re-completion project

We hold a 24% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease. The Concho Richey #1 well is currently producing 2.8 barrels of oil and 16 MCF of gas per day.

The Richey #1 well was plugged on January 3, 2018. As of July 31, 2019, management determined that the $50,000 asset carried on the balance sheet was impaired resulting in a loss on impairment of $21,200 lowering the value of the investment in the Richey lease to $28,800.

Further work is planned during the next fiscal year on the J. E. Richey lease on well #3 in an effort to improve its production of oil and natural gas.

Olson Lease, Jones County, Texas:

We have a 100% interest in the 160-acre oil and gas Olsen lease located in the north central part of Jones County, Texas. The principal target formation is the Palo Pinto Reef. The Palo Pinto Reef is a known productive formation in the area with a high yield of cumulative oil production. An example in the area is the Strand Oil Field which is a Palo Pinto Reef Oil Field. The field discovered in 1940, consists of only 8 wells on approximately 160 acres produced a total of 1,700,000 barrels of oil, an average of 212,500 barrels of oil per oil well. The 160 Olson Lease lies approximately 1.5 miles southeast of the Strand Palo Pinto Reef Oil Field. We held 100% of the working interest in this lease until it expiration date of April 27, 2019. No extension of its existing oil and gas lease was obtained and therefore the Olson lease expired prior to the Company's fiscal year ended July 31, 2019. All expenditures on this property had been expensed prior to its expiration.

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

Kathis Energy owns 100% of the working interest with a 75% net revenue interest in the 20 acre lease with the cased well. On April 16, 2018, Kathis Energy acquired the 89 Guy Well #4 located on a 20-acre tract on the Guy Ranch property in Shackelford County, Texas. Kathis paid $22,500 for the cased well. A completion attempt during the fiscal year ended July 31, 2019 to re-complete in the 3,144’-3,154’ interval recovered very nominal oil production. No further work has been conducted subsequent to July 31, 2019 and is currently being evaluated to place into production or plug the well and salvage equipment. All expenditures on this property have been expensed.

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

On December 31, 2018 the Company entered into an agreement with a third party whereby the Company received $85,900 to rework the McClure 2B gas well. In consideration for the $85,900 the Company issued 859,000 shares of its common stock and agreed to convey 100% of the revenues from the sale of natural gas until the investment capital was recovered then revert to a 60/40 split in favor of the third party. On July 31, 2019 the Company entered into an agreement with the operator of the lease to assume the obligations of the December 31, 2018 agreement entered into with a third party to perform certain work in exchange for share of the Company’s common stock. As a result of this transaction the Company recognized a $25,250 loss on the property.

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

The wells on the Carter and Foster leases were drilled in 1992-93. Most of the wells were treated with 5,000 gallons of 21% acid and yielded initial rates of production of 40 barrels of oil per day then gradually declined to 3 barrels per day by the end of the first year. The wells now are 25 plus years old and are producing 90% or better oil cut in the fluid being produced. The production is very nominal at the present time however no secondary acid stimulation has been conducted since they were originally brought into production in the early 1990’s. All four wells on the Carter and Foster leases are fully equipped and have their own production facilities and have electricity to each of the wells. On December 30, 2018 the Company entered into an agreement with a third party whereby the Company received $60,000 to rework the Carter and Foster wells. In consideration for the $60,000 the Company issued 600,000 shares of its common stock and agreed to convey 100% of the revenues from the sale of crude oil sales until the investment capital was recovered then revert to a 60/40 split in favor of the third party. On July 31, 2019 the Company entered into an agreement with the operator of the lease to assume the obligations of the agreement entered into with a third party to perform certain work in exchange for shares of the Company’s common stock.

NOTE 5 – MINERAL RIGHTS AND PROPERTIES

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

On September 22, 2017 the Company entered into a Letter of Intent regarding the Bacalar Project in Mexico. This was followed up with a Memorandum of Understanding on November 16, 2017. The Company has a very strong desire to be a part of this large development in any manner that is possible. On March 13, 2018 a payment of $20,266 was paid toward the architectural drawings prepared by Callikson. On April 13, 2019 a MOU was updated. On June 11, 2019 a new agreement was entered into regarding this property. No additional funds have been provided to this project since the signing of the MOU on June 11, 2019.

As of July 31, 2019, the total investment made by the Company toward this project is $20,266. The Company still has a very strong desire to continue to pursue to be a part of this large opportunity. As of July 31, 2019, it is not clear as to what level the Company will be participating as it is not clearly defined by Pemer Bacalar what is required. Pemer Bacalar has several requirements on their side of the June 11, 2019 agreement to accomplish including but not limited to finalizing the acquisition of additional acreage and obtaining permits as well as formalize a plan to conduct feasibility studies etc.

No demands have been made for funds by Pemer Bacalar since the date of signing the June 11, 2019 agreement. At this time the Company is waiting to hear from Pemer Bacalar of what the next step will be and then it will determine our obligations thereto.

NOTE 6 – WINNEMUCCA MOUNTAIN PROPERTY

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This Winnemucca Mountain property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

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

The Company’s firm commitments per the March 25, 2019 option agreement totaling $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. The Company has accounted for the $381,770 in its accrued liabilities (Note 6).

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of July 31, 2019 and 2018, the Company has unused funds it has received of $65,879 and $170,518, respectively.

Accrued liabilities as of July 31:

	2019	2018
General accrual	$1,887	$1,715
Interest	$47,802	$38,002
Distributions and royalty	$15,416	$22,345
Advances for well work	$65,879	$170,518
Winnemucca Property	$381,770	$-
Investment funds to be used for the development of future properties	$125,000	$95,000
	$637,754	$327,580

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. As of July 31, 2018, there was $85,000 and $36,382 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2019 and 2018, there is $2,367 and $1,245, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of July 31, 2019, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2019, the Company extinguished $99,740 of aged debt for which collection would be statute barred and as such are eligible to be written off. The $99,740 was recognized as a gain on the settlement of debt.

NOTE 10 - COMMON STOCK

During the year ended July 31, 2018, the Company sold 16,559,000 shares of common stock for total cash proceeds of $219,475; $20,000 of which had not yet been received as of July 31, 2018. The $20,000 was received in the quarter ended October 31, 2018. In addition, 1,000,000 shares of those sold were not issued as of July 31, 2018 and were therefore been credited to common stock to be issued. The 1,000,000 shares were issued in February 2019.

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

During the year ended July 31, 2019, the Company issued 150,000 shares of common stock to two individuals as consideration for their support with the Richey #2A project. The shares were valued at $0.065 per share, the closing price on the date of grant, for total non-cash expense of $9,750. As of July 31, 2019, 75,000 shares have not yet been issued by the transfer agent; therefore. $3,825 has been credited to common stock to be issued. The shares were issued on August 16, 2019.

During the year ended July 31, 2019, the Company sold 1,000,000 Units of its common stock for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The Company determined the fair value of the warrants to be $25,205 using the Black Scholes pricing model. The 1,000,000 shares were issued in February 2019.

During the year ended July 31, 2019, the Company sold 6,400,001 shares of common stock for total cash proceeds of $220,000.

On July 31, 2019, the Company entered into an agreement with J.V. Rhyne whereby advance for work to be conducted on several wells in the net amount of $61,850 were transferred to J.V. Rhyne for consideration of 1,000,000 shares of common stock. The shares were valued at $0.041, the closing stock price on the date of the agreement, for total value of $41,100. The transaction resulted in a gain on the write off of debt of $20,750. As of July 31, 2019, the shares have not yet been issued by the transfer agent and have been credited to common stock to be issued.

NOTE 11 - WARRANTS

Warrants have been issued in conjunction with common stock issuances. During the year ended July 31, 2018, the Company sold 3,730,000 Units, which included 3,730,000 shares of common stock and 1,865,000 warrants, for total cash proceeds of $136,500. During the year ended July 31, 2019, the Company sold 1,000,000 Units for total cash proceeds of $50,000. Each Unit consists of one common share and one-half share purchase warrant exercisable for 2 years. Each whole share purchase warrant has an exercise price of $0.15 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	500,000	3,730,000
Exercise Price	$0.15	$0.15
Term	2 years	1-2 years
Volatility	323%	275.95% - 361.50%
Risk Free Interest Rate	2.61%	1.67% - 2.67%
Fair Value	$25,205	$70,858

Using the fair value calculation, the relative fair value for the years ended July 31, 2019 and 2018, between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $25,205 and $70,858, respectively, which has been accounted for in additional paid in capital.

Activity for the year ended July 31, 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at July 31, 2017	150,000	$0.10	1.50
Granted	1,865,000	0.15	1.47
Expired	-	-	-
Exercised	-	-	-
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2019	2,365,000	$0.15	.65

NOTE 12 - RELATED PARTY TRANSACTIONS

For the years ended July 31, 2019 and 2018, total payments of $8,500 and $56,500, respectively, were made to Ivan Webb, CEO for consulting services. As of July 31, 2019, there is $22,500 credited to accounts payable.

For the years ended July 31, 2019 and 2018, total payments of $52,500 and $26,500, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2019, there is $27,500 credited to accounts payable.

For the years ended July 31, 2019 and 2018, total payments of $0 and $4,000, respectively were made to Howard Siegel, a Director of the Company, for consulting services

On July 31, 2018, the wife of the CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively. Amounts due on these loans are currently in default.

During the fiscal year ended July 31, 2018 the Company acquired from Ivan Webb, CEO of the Company, the oil and gas rights to two oil and gas leases located in Callahan County, Texas known as the Carter and Foster leases for total consideration of $1.00.

On July 31, 2019, Ivan Webb, CEO, agreed to assume a $15,000 liability due to Renaissance Oil & Gas Inc. that had been paid for the reworking of the S O Curry #1 well. The assumption of the liability was credited to additional paid in capital.

Victor Miranda, the former Chief Financial Officer and Director of the Company is also President and owner of Labrador Capital SAPI DE CV (“Labrador”), a major shareholder of the Company owning 8.8% of its issued and outstanding shares. The Company has entered into a Memorandum of Understanding with Labrador to jointly pursue developing real estate projects in Mexico.  As of the date of this report no projects have been identified to jointly pursue.  In the event of a decision to go forward with Labrador, Victor Miranda will abstain from voting to avoid any conflict of interest.

NOTE 13 - INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$261,400	$162,000
Less: valuation allowance	(261,400)	(162,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$955,000	$502,000
Less: valuation allowance	(955,000)	(502,000)
Net deferred tax asset	$-	$-

At July 31, 2019, the Company had net operating loss carry forwards of approximately $966,000 that maybe offset against future taxable income.  No tax benefit has been reported in the July 31, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has been named as a third-party in pending litigation for which the Company denies any wrongdoing. The Company entered into a joint venture agreement with an accredited unrelated party where funds were invested in two of the Company’s projects. The unrelated party is a knowledgeable oil and gas investor and has experience with investing in oil and gas projects. The Company is named as a third party to the legal action solely due to its association with the unrelated party and the funds he used for making the investment with the Company. On April 27, 2020, a Motion to Dismiss was filed in the District Court of Dallas, Texas dismissing all claims.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to July 31, 2019, the Company sold 666,600 shares of common stock for total proceeds of $20,000.

Subsequent to July 31, 2019, the Company issued 75,000 common shares that were previously classified as stock to be issued.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plan to operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has experienced a decline in revenue due to the decreasing price of oil.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 7, 2020, the Company dismissed Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm. During the fiscal years ended July 31, 2018 and 2017, there have been no disagreements with Fruci & Associates II, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Fruci & Associates II, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years. However, from fiscal year ended July 31, 2018 and through February 7, 2020, there has been a disagreement with Fruci & Associates II, PLLC on auditing scope or procedure, which disagreements if not resolved to the satisfaction of Fruci & Associates II, PLLC we believe would prevent the issuance of their report for the fiscal years ended July 31, 2019.

On February 7, 2020 the Company engaged Haynie & Company as its new independent registered public accounting firm. During the most recent fiscal years and through February 7, 2020, the Company had not consulted with Haynie & Company regarding any of the following:

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2019.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●
Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Howard Siegel	77	Director	April 24, 2014
Noel Schaefer	64	Chief Operating Officer & Director	July 6, 2018
Victor Miranda	36	Director	July 6, 2018
Robert Campbell	46	Secretary	October 17, 2018
Ivan Webb	68	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	50	Chief Financial Officer	February 7, 2020

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Howard Siegel, Director, was appointed to our Board of Directors on April 23, 2014 and appointed as our President, Chief Executive Officer, Chief Financial Officer and Treasurer on April 24, 2014. On July 6, 2018 he resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer and remained as a director of the Company.

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

Victor Miranda, Director, is the CEO of an insurance broker firm, passionate about ventures developing USA/MEXICO cross border opportunities. He has 15 years of hands on experience in the sales management for the financial sector, with particular focus on developing a savers culture through employee benefits, and 7 years developing successful real estate development projects in Quintana Roo. Quintana Roo is the State in Mexico where the Pemer Bacalar property is located.

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

 Mr. Webb was appointed on July 6, 2018 to serve as the Company’s Chief Executive Officer.

Rachel Boulds, Chief Financial Officer, operates her sole accounting practice which she has led since 2009 and which provides all aspects of consulting and accounting services to clients, including the preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. From August 2004 through July 2009, she was employed as a Senior Auditor for HJ & Associates, LLC, where she performed audits and reviews of public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as a Senior Auditor at Mohler, Nixon and Williams. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers. Ms. Boulds earned a B.S. in Accounting from San Jose University in 2001 and is licensed as a CPA in the state of Utah.

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

Code of Ethics

The Company has not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2019 and 2018; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2019 and 2018

SUMMARY COMPENSATION TABLE
Howard Siegel(1) President & Director	2019 2018	$0 $4,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$0$4,000
Noel Schaefer(2) Chief Operating Officer & Director	2019 2018	$57,500 $22,500	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$57,500 $22,500
Victor Miranda (3) Former Chief Financial Officer & Director	2019 2018	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	NA NA
Ivan Webb(4) Chief Executive Officer	2019 2018	$16,000 $56,500	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$16,000 $56,500
Rachel Boulds(5) Chief Financail Officer	2019 2018	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)
Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014. On July 6, 2018 he resigned as chief financial officer and chief executive officer and treasurer.

(2)	Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.

(3)	Victor Miranda was appointed Chief Financial Officer on July 6, 2018. He resigned as Chief Financial Officer on February 1, 2020.

(4)	Ivan Webb was appointed Vice President on March 16, 2015 and on July 6, 2018 was appointed Chie Executive Officer

(5)	Rachel Boulds was appointed Chief Financial Officer on February 7, 2020.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2019, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 17, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	2,900,000	5.1%
Howard Siegel, Director	Common stock	100,000	0.2%
Noel Schaefer, Chief Operating Officer & Director	Common stock	2,000,000	3.5%
Victor Miranda, former Chief Financial Officer & Director	Common stock	-	-
Robert Campbell, Secretary	Common stock	-	-
Rachel Boulds, Chief Financial Officer	Common stock	-	-
All officers and director as a group (6 persons)	Common stock	5,000,000	8.8%

Labrador Capital SAPI CV (3)		5,000,000	8.8%
Golden Sands Explorations		3,000,000	5.3%
Grasshoppers Unlimited Inc. (4)	Common stock	3,778,000	6.7%
Starcom SA DE CV	Common stock	5,000,000	8.8%
All others as a group (4 persons)		16,778,000	24.3%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)
A total of 56,578,419 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of January 17, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(3)
Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.
(4)
Winona Webb is the owner of Grasshoppers Unlimited Inc. and is the wife of Ivan Webb, CEO of Northern Minerals & Exploration Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

For the years ended July 31, 2019 and 2018, total payments of $8,500 and $56,500, respectively, were made to Ivan Webb, CEO for consulting services. As of July 31, 2019, there is $22,500 credited to accounts payable.

For the years ended July 31, 2019 and 2018, total payments of $52,500 and $26,500, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2019, there is $27,500 credited to accounts payable.

For the years ended July 31, 2019 and 2018, total payments of $0 and $4,000, respectively were made to Howard Siegel, a Director of the Company, for consulting services

On July 31, 2018, the wife of the CEO, loaned the Company $25,000 for general operating expenses. This loan was repaid on August 2, 2018 with an additional $5,000 for interest and a loan fee. On August 3, 2018, Mrs. Webb loaned the Company $30,000 which was repaid on August 21, 2018. On September 25, 2018, the Company executed a loan agreement with Mrs. Webb for $6,800. The loan is to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed a loan agreement with Mrs. Webb for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2019, the Company owes Mrs. Webb $20,930 and $2,180 of principal and interest, respectively. Amounts due on these loans are currently in default.

During the fiscal year ended July 31, 2018 the Company acquired from Ivan Webb, CEO of the Company, the oil and gas rights to two oil and gas leases located in Callahan County, Texas known as the Carter and Foster leases for total consideration of $1.00.

On July 31, 2019, Ivan Webb, CEO, agreed to assume a $15,000 liability due to Renaissance Oil & Gas Inc. that had been paid for the reworking of the S O Curry #1 well. The assumption of the liability was credited to additional paid in capital.

Director Independence

We currently act with three directors, Howard Siegel, Noel Schaefer and Victor Miranda. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our directors and officer act in such capacities. We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2019 and for the fiscal year ended July 31, 2018 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
July 31, 2019
Audit Fees	$25,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$25,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description
(31)	302 Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	906 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 3, 2020	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer