Form 10-Q
period 2019-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-06-25
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction ofincorporation or organization)	(IRS EmployerIdentification No.)

10 West Broadway, Salt Lake City, UT	84101
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,078,479 common shares issued and outstanding as of June 22, 2020.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31,	July 31,
	2019	2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$54,666	$21,847
Prepaid expenses	2,500	5,000
Other receivable	10,000	10,000

Total Current Assets	67,166	36,847

Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$95,966	$65,647

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$73,714	$63,959
Accounts payable – related party	50,000	50,000
Accrued liabilities	617,875	637,754
Convertible debt	110,000	110,000
Loans payable	95,000	20,000
Loans payable – related party	23,220	23,210
Total Current Liabilities	969,809	904,923

TOTAL LIABILITIES	969,809	904,923

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 56,578,479 and 55,836,819 shares issued and outstanding, respectively	56,580	55,837
Common stock to be issued	41,100	44,925
Additional paid-in-capital	2,047,117	2,024,035
Accumulated deficit	(3,018,640)	(2,964,073)

Total Stockholders’ Deficit	(873,843)	(839,276)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$95,966	$65,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended October 31,
	2019	2018
Revenue, net	$1,231	$1,709

Operating expenses:
Officer compensation	-	15,000
Consulting	-	10,000
Consulting – related party	15,000	15,000
Professional fees	17,660	1,750
Advertising and promotion	-	38,485
Mineral property expenditures	15,133	15,973
General and administrative	5,114	8,061
Total operating expenses	52,907	104,269
Loss from operations	(51,676)	(102,560

Other expense:
Interest expense	(2,891)	(7,467)
Total other expense	(2,891)	(7,467)

Loss before provision for income taxes	(54,567)	(110,027)
Provision for income taxes	-	-
Net Loss	$(54,567)	$(110,027)

Loss per share, basic & diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	56,240,528	48,286,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2019 (Unaudited)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,288	$1,736,834	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	-	-	9,750
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(110,027)	(110,027)
October 31, 2018	48,436,818	$48,438	$1,746,434	$100,000	$(2,502,523)	$(607,651)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued for cash	666,660	668	19,332	-	-	20,000
Common stock issued for services	75,000	75	3,750	(3,825)	-	-
Net loss	-	-	-	-	(54,567)	(54,557)
October 31, 2019	56,578,479	$56,580	$2,047,117	$41,100	$(3,018,640)	$(873,843)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended October 31,
	2019	2018
Cash Flow from Operating Activities:
Net loss	$(54,567)	$(110,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	9,750
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,500	-
Accounts receivable	-	3,229
Accounts payables and accrued liabilities	(13,624)	(14,398)
Accounts payable – related party	3,500	(5,874)
Net cash used in operating activities	(62,191)	(117,320)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	75,000	-
Proceeds from loans payable – related party	10	51,800
Payments on loans payable – related party	-	(55,000)
Proceeds from the sale of common stock	20,000	70,000
Net cash provided by financing activities	95,010	66,800

Net increase (decrease) in cash	32,819	(50,520)

Cash at beginning of the period	21,847	52,672
Cash at end of the period	$54,666	$2,152

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.
Condensed Notes to Consolidated Financial Statements
October 31, 2019
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019.

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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2019 and July 31, 2019.

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

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended October 31, 2019. Specifically, the Company has changed its presentation of revenue from revenue and distributions to only presenting net revenue. There was no effect on net loss or earnings per share.

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

The Company receives its revenue from oil and gas sales from the J. E Richey lease located in Coleman County, Texas. Revenue is recognized upon delivery.

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

As of October 31, 2019 and 2018, the Company had 3,650,545 and 4,823,045 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the three months ended October 31, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have an impact on the Company’s consolidated financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has elected to apply the modified retrospective method. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from August 1, 2019 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The impact of ASC 606 is immaterial to the Company.

 NOTE 3 - GOING CONCERN
The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2019, the Company has an accumulated deficit of $3,018,640. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES

Active Projects:

The Company currently has one active lease. We hold a 24% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease. The Concho Richey #1 well is currently producing 2.8 barrels of oil and 16 MCF of gas per day.

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

NOTE 5 – MINERAL RIGHTS AND PROPERTIES

ENMEX Operations LLC – Wholly owned Subsidiary - Pemer Bacalar – Resort Development Project

On September 22, 2017 the Company entered into a Letter of Intent with Pemer Bacalar SAPI DE CV to examine the opportunity of acquiring ownership in approximately 80 acres (“Property”) on a freshwater lagoon near the community of Bacalar, Mexico in the state of Quintana Roo for the purpose of entering into a joint venture for the potential development of the Property into a resort.  This was followed up with a Memorandum of Understanding (“MOU”) on November 16, 2017 in order to further conduct due diligence toward this potential project.  An amended MOU was entered into on April 13, 2018 setting forth the conditions for entering into a definitive agreement with Pemer Bacalar to acquire 51% of the Property.  These conditions included obtaining an independent appraisal of the Property and develop a business plan in conjunction with a Joint Venture Operating Agreement. On June 11, 2019 a new agreement was entered into regarding this property to incorporate certain requirements including, but not limited to, finalizing the acquisition of additional acreage and obtaining permits as well as formalize a plan to conduct feasibility studies, etc. On March 13, 2018 a payment of $20,266 was paid toward the architectural drawings prepared by Callikson. No additional funds have been provided to this project since the signing of the MOU on June 11, 2019.

NOTE 6 – WINNEMUCCA MOUNTAIN PROPERTY

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc. (“Optionors”)., wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

On July 23, 2018, the Company entered into a New Option Agreement with the Optioners. This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the terms of the July 31, 2018 agreement. The second payment of $25,000 per the terms of the agreement was not paid when it became due on August 31, 2018 causing the Company to default on the terms of the July 23, 2018 agreement.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. As of October 31, 2019 and July 31, 2019, the Company has accounted for $359,000 and $381,770, respectively, in its accrued liabilities (Note 7).

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of October 31, 2019 and July 31, 2019, the Company has unused funds it has received of $65,879 and $65,879, respectively, which are included in accrued liabilities.

Accrued liabilities are as follows:
	October 31, 2019	July 31, 2019
General accrual	$1,887	$1,887
Interest	$50,693	$47,802
Distributions and royalty	$15,416	$15,416
Advances for well work	$65,879	$65,879
Winnemucca Property	$359,000	$381,770
Investment funds to be used for the development of future properties	$125,000	$125,000
	$617,875	$637,754

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2019, there was $85,000 and $44,896 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2019 and July 31, 2019, there is $3,123 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2019 and July 31, 2019, there is $15,000 and $2,250 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of October 31, 2019, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

On September 17, 2019, a third party loaned the Company $15,000. The loan is unsecured, non-interest bearing and due on demand.

On October 9, 2019, a third party loaned the Company $60,000. The loan is unsecured, non-interest bearing and due on demand.

NOTE 10 - COMMON STOCK

During the three months ended October 31, 2019, the Company sold 666,660 shares of common stock for total cash proceeds of $20,000.

During the three months ended October 31, 2019, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

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

Warrants	500,000	3,730,000
Exercise Price	$0.15	$0.15
Term	2 years	1-2 years
Volatility	323%	275.95-361.50%
Risk Free Interest Rate	2.61%	1.67-2.67%
Fair Value	$25,205	$70,858

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2019	2,365,000	0.15	.65
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Exercisable at October 31, 2019	2,365,000	$0.15	.40

NOTE 12 - RELATED PARTY TRANSACTIONS

As of October 31, 2019 and July 31, 2019, there is $22,500 and $22,500, respectively, credited to accounts payable for amounts due to Ivan Webb, CEO, for consulting services.

For the three months ended October 31, 2019 and 2018, total payments of $15,000 and $15,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2019 and July 31, 2019, there is $27,500 and $27,500, respectively, credited to accounts payable.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of October 31, 2019, the Company owes a total of $20,930 and $2,180 of principal and interest, respectively. Amounts due on these loans are currently in default.

NOTE 13 - SUBSEQUENT EVENTS

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

Subsequent to October 31, 2019, the Company sold 2,500,000 shares of common stock for total cash proceeds of $50,000.

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

Current Business

Refer to NOTE 4 and NOTE 5 for property information.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2019 and 2018

	For the Three Months Ended October 31,
	2019	2018
Revenue, net	$1,231	$1,709

Operating expenses:
Officer compensation	-	15,000
Consulting	-	10,000
Consulting – related party	15,000	15,000
Professional fees	17,660	1,750
Advertising and promotion	-	38,485
Mineral property expenditures	15,133	15,973
General and administrative	5,104	8,061
Total operating expenses	52,897	104,269

Interest expense	(2,891)	(7,467)

Net Loss	$(54,557)	$(110,027)

Revenue
Revenues of oil and gas for the three months ended October 31, 2019 and 2018 were $1,231 and $1,709, respectively, a decrease of $478 or 28%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The increase in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $0 and $15,000 for the three months ended October 31, 2019 and 2018, respectively. No compensation was accrued or paid to the CEO in the current period.

Consulting
Consulting fees were $0 and $10,000 for the three months ended October 31, 2019 and 2018, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Consulting – related party
Consulting – related party services were $15,000 and $15,000 for the three months ended October 31, 2019 and 2018, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $17,660 and $1,750 for the three months ended October 31, 2019 and 2018, respectively, an increase of $15,910 or 909%. Professional fees generally consist of legal, audit and accounting expense. The increase can primarily be attributed to an increase in audit fees billed during the period.

Advertising and promotion
Advertising and promotion expenses were $0 and $38,485 for the three months ended October 31, 2019 and 2018, respectively. We have temporarily decreased our spending in this area to conserve our available cash.

Mineral property expenditures
Mineral property expenditures were $15,133 and $15,973 for the three months ended October 31, 2019 or 2018, respectively, a decrease of $840, or 5.3%.

General and administrative
General and administrative expense was $5,114 and $8,061 for the three months ended October 31, 2019 or 2018, respectively, a decrease of $2,947 or 36.6%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the three months ended October 31, 2019 or 2018 we had interest expense of $2,891 and $7,467, respectively, a decrease of $4,576 or 61.3%. In the prior year we incurred an additional interest charge on one of our short-term loans increasing the expense for that period.

Net Loss
For the three months ended October 31, 2019, we had a net loss of $54,567 as compared to a net loss of $110,027 for the three months ended October 31, 2018. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $62,191 for the three months ended October 31, 2019. Cash used for operating activities was $117,320 for the three months ended October 31, 2018.

Financing Activities
Net cash provided by financing activities was $95,010 for the three months ended October 31, 2019. We received $75,000 from loans payable and $20,000 from the sale of our common stock. Net cash provided by financing activities was $66,800 from for the three months ended October 31, 2018. In the prior period we received $51,800 from loans from related parties, paid back $55,000 and sold common stock from cash proceeds of $70,000.

We had the following loans outstanding as of April 30, 2019:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2019, there was $85,000 and $44,896 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2019 and July 31, 2019, there is $3,123 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2019 and July 31, 2019, there is $15,000 and $2,250 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of October 31, 2019, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopting and issued accounting standards.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a full list of our Risk Factors refer to our Form 10-K filed on June 4, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2019, the Company sold 666,660 shares of common stock for total cash proceeds of $20,000.

During the three months ended October 31, 2019, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 25, 2020	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director