Form 10-Q
period 2020-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-07-09
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,078,479 common shares issued and outstanding as of June 30, 2020.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED BALANCE SHEETS
	January 31,	July 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$8,029	$21,847
Prepaid expenses	500	5,000
Other receivable	10,000	10,000

Total Current Assets	18,529	36,847

Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$47,329	$65,647

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$63,697	$63,959
Accounts payable – related party	53,500	50,000
Accrued liabilities	616,854	637,754
Convertible debt	110,000	110,000
Loans payable	95,000	20,000
Loans payable – related party	23,232	23,210
Total Current Liabilities	962,283	904,923

TOTAL LIABILITIES	962,283	904,923

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 56,578,479 and 55,836,819 shares issued and outstanding, respectively	56,580	55,837
Common stock to be issued	41,100	44,925
Additional paid-in-capital	2,047,117	2,024,035
Accumulated deficit	(3,059,751)	(2,964,073)

Total Stockholders’ Deficit	(914,954)	(839,276)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$47,329	$65,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020	2019	2020	2019
Revenue, net	$148	$(113)	$1,379	$1,596

Operating expenses:
Officer compensation	-	-	-	15,000
Consulting	-		-	10,000
Consulting – related party	15,000	15,000	30,000	30,000
Professional fees	6,270	23,500	23,930	25,250
Advertising and promotion	-	-	-	38,485
Mineral property expenditures	12,036	361,048	27,169	377,021
General and administrative	3,974	8,316	9,088	16,377
Total operating expenses	37,280	407,864	90,187	512,133
Loss from operations	(37,132)	(407,977)	(88,808)	(510,537)

Other income (expense):
Interest expense	(3,979)	(4,647)	(6,870)	(12,114)
Loss on disposal of mineral rights	-	(46,000)	-	(46,000)
Other income	-	116,000	-	116,000
Gain on forgiveness of debt	-	18,750	-	18,750
Total other income (expense)	(3,979)	84,103	(6,870)	76,636

Loss before provision for income taxes	(41,111)	(323,874)	(95,678)	(433,901)

Net Loss	$(41,111)	$(323,874)	$(95,678)	$(433,901)

Loss per share, basic & diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic & diluted	56,578,479	48,436,818	56,409,504	48,435,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JANUARY 31, 2019 AND 2020 (Unaudited)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,288	$1,736,834	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	-	-	9,750
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(110,027)	(110,027)
October 31, 2018	48,436,818	48,438	1,746,434	100,000	(2,502,523)	(607,651)
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(323,874)	(323,874)
January 31, 2019	48,436,818	$48,438	$1,746,434	$150,000	$(2,826,397)	$(881,525)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued for cash	666,660	668	19,332	-	-	20,000
Common stock issued for services	75,000	75	3,750	(3,825)	-	-
Net loss	-	-	-	-	(54,567)	(54,557)
October 31, 2019	56,578,479	56,580	2,047,117	41,100	(3,018,640)	(873,843)
Net loss	-	-	-	-	(41,111)	(41,111)
January 31, 2020	56,578,479	$56,580	$2,047,117	$41,100	$(3,059,751)	$(914,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended January 31,
	2020	2019
Cash Flow from Operating Activities:
Net loss	$(95,678)	$(433,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	9,750
Loss on disposal of mineral rights	-	46,000
Gain on write-off of option payable	-	(116,000)
Changes in Operating Assets and Liabilities:
Prepaid expenses	4,500	3,500
Accounts receivable	-	3,229
Accounts payables and accrued liabilities	(21,162)	346,235
Accounts payable – related party	3,500	9,126
Net cash used in operating activities	(108,840)	(132,061)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	75,000	9,000
Proceeds from loans payable – related party	22	54,080
Payments on loans payable – related party	-	(55,870)
Stock subscription receivable	-	20,000
Proceeds from the sale of common stock	20,000	100,000
Net cash provided by financing activities	95,022	127,210

Net decrease in cash	(13,818)	(4,851)

Cash at beginning of the period	21,847	52,672
Cash at end of the period	$8,029	$47,821

Cash paid for:
Interest	$-	$870
Taxes	$-	$-
Non-cash financing activity:
Common stock to be issued	$3,825	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.
Condensed Notes to Consolidated Financial Statements
January 31, 2020
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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2020 and July 31, 2019.

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

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended January 31, 2020. Specifically, the Company has changed its presentation of revenue from revenue and distributions to only presenting net revenue. There was no effect on net loss or earnings per share.

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

Asset Retirement Obligation
Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The net estimated costs are discounted to present values using credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. To date, the Company has very few operating wells. Currently, the Company has one working well. Because there is only one active well on the Ritchie Lease, the Company estimates the asset retirement obligation to be trivial and has not recorded an ARO liability.

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

For the six months ended January 31, 2020 the Company had 3,682,683 potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,645,122 and 822,561, respectively, and an additional 1,215,000 warrants. For the six months ended January 31, 2019, the Company had 4,855,182 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,560,121 and 780,061, respectively, and an additional 2,515,000 warrants Te diluted loss per share is the same as the basic loss per share for the six months ended January 31, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2020, the Company has an accumulated deficit of $3,059,751. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 – WINNEMUCCA MOUNTAIN PROPERTY

As previously announced, on September 14, 2012, we entered into an option agreement (as last amended on February 11, 2016) with AHL Holdings Ltd., and Golden Sands Exploration Inc. (“Optionors”), wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. As of January 31, 2020 and July 31, 2019, the Company has accounted for $354,000 and $381,770, respectively, in its accrued liabilities (Note 7).

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of January 31, 2020 and July 31, 2019, the Company has unused funds it has received of $65,879 and $65,879, respectively, which are included in accrued liabilities.

Accrued liabilities are as follows:
	January 31, 2020	July 31, 2019
General accrual	$1,887	$1,887
Interest	$54,672	$47,802
Distributions and royalty	$15,416	$15,416
Advances for well work	$65,879	$65,879
Winnemucca Property	$354,000	$381,770
Investment funds to be used for the development of future properties	$125,000	$125,000
	$616,854	$637,754

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2020, there was $85,000 and $46,610 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2020 and July 31, 2019, there is $3,501 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2020 and July 31, 2019, there is $15,000 and $2,625 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of January 31, 2020 and July 31, 2019, the Company owed $5,000 and $5,000, respectively, to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the six months ended January 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2020, there is $424 of interest accrued on this note.

During the six months ended January 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2020, there is $1,512 of interest accrued on this note.

NOTE 10 - COMMON STOCK

During the six months ended January 31, 2020, the Company sold 666,660 shares of common stock at $0.03 per share for total cash proceeds of $20,000.

During the six months ended January 31, 2020, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

NOTE 11 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2019	2,365,000	0.15	.65
Granted	-	-	-
Expired	(1,150,000)	0.15	-
Exercised	-	-	-
Exercisable at January 31, 2020	1,215,000	$0.15	.44

NOTE 12 - RELATED PARTY TRANSACTIONS

As of January 31, 2020 and July 31, 2019, there is $22,500 and $22,500, respectively, credited to accounts payable for amounts due to Ivan Webb, CEO, for consulting services.

For the six months ended January 31, 2020 and 2019, total payments of $30,000 and $30,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2020 and July 31, 2019, there is $27,500 and $27,500, respectively, credited to accounts payable.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of January 31, 2020, the Company owes $23,110 on this loan. Amount due is currently in default.

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

Subsequent to January 31, 2020, the Company sold 2,500,000 shares of common stock for total cash proceeds of $50,000.

On June 4, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation in which it increased its authorized capital stock to 250,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock,

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2020 and 2019

Revenue
Revenues of oil and gas for the three months ended January 31, 2020 and 2019 were $148 and a net negative ($113), respectively, an increase of $231. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. In the prior period we had to pay out additional back owed distributions which resulted in the negative net revenue.

Consulting – related party
Consulting – related party services were $15,000 and $15,000 for the three months ended January 31, 2020 and 2019, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $6,270 and $23,500 for the three months ended January 31, 2020 and 2019, respectively, an increase of $17,230 or 73%. Professional fees generally consist of legal, audit and accounting expense. The increase can primarily be attributed to an increase in audit fees billed during the period.

Mineral property expenditures
Mineral property expenditures were $12,036 and $361,048 for the three months ended January 31, 2020 and 2019, respectively, an increase of $349,012. In the prior period we accrued for $349,000 of firm commitments associated with the Winnemucca property.

General and administrative
General and administrative expense was $3,974 and $8,316 for the three months ended January 31, 2020 and 2019, respectively, a decrease of $4,342 or 52.2%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the three months ended January 31, 2020 and 2019 we had interest expense of $3,979 and $4,647, respectively, a decrease of $668 or 14.4%. In the prior year we incurred an additional interest charge on one of our short-term loans increasing the expense for that period.

Net Loss
For the three months ended January 31, 2020, we had a net loss of $41,111 as compared to a net loss of $323,874 for the three months ended January 31, 2019. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Results of Operations for the Six Months Ended January 31, 2020 and 2019

Revenue
Revenues of oil and gas for the six months ended January 31, 2020 and 2019 were $1,379 and $1,596 respectively, a decrease of $217 or 13.6%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid.

Officer compensation
Officer compensation was $0 and $15,000 for the six months ended January 31, 2020 and 2019, respectively. No compensation was accrued or paid to the CEO in the current period.

Consulting
Consulting fees were $0 and $10,000 for the six months ended January 31, 2020 and 2019, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Consulting – related party
Consulting – related party services were $30,000 and $30,000 for the six months ended January 31, 2020 and 2019, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $23,930 and $25,250 for the six months ended January 31, 2020 and 2019, respectively, a decrease of $1,320 or 5.2%. Professional fees generally consist of legal, audit and accounting expense.

Advertising and promotion
Advertising and promotion expenses were $0 and $38,485 for the six months ended January 31, 2020 and 2019, respectively. We have temporarily decreased our spending in this area to conserve our available cash.

Mineral property expenditures
Mineral property expenditures were $27,169 and $377,021 for the six months ended January 31, 2020 and 2019, respectively, an increase of $349,852. In the prior period we accrued for $349,000 of firm commitments associated with the Winnemucca property.

General and administrative
General and administrative expense was $9,088 and $16,377 for the six months ended January 31, 2020 and 2019, respectively, a decrease of $7,289 or 44.5%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the six months ended January 31, 2020 and 2019 we had interest expense of $6,870 and $12,144, respectively, a decrease of $5,244 or 43,3%. In the prior year we incurred an additional interest charge on one of our short-term loans increasing the expense for that period.

Net Loss
For the six months ended January 31, 2020, we had a net loss of $95,678 as compared to a net loss of $433,901 for the six months ended January 31, 2019. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $108,840 for the six months ended January 31, 2020. Cash used for operating activities was $132,061 for the six months ended January 31, 2019.

Financing Activities
Net cash provided by financing activities was $95,022 for the six months ended January 31, 2020. We received $75,000 from loans payable and $20,000 from the sale of our common stock. Net cash provided by financing activities was $127,210 for the six months ended January 31, 2019. In the prior period we received $54,080 from loans from related parties, paid back $55,870 and sold common stock from cash proceeds of $120,000.

We had the following loans outstanding as of January 31, 2020:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2020, there was $85,000 and $46,610 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2020 and July 31, 2019, there is $3,501 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2020 and July 31, 2019, there is $15,000 and $2,625 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of January 31, 2020 and July 31, 2019, the Company owed $5,000 and $5,000, respectively, to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the six months ended January 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2020, there is $424 of interest accrued on this note.

During the six months ended January 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2020, there is $1,512 of interest accrued on this note.

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

During the six months ended January 31, 2020, the Company sold 666,660 shares of common stock for total cash proceeds of $20,000.

During the six months ended January 31, 2020, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: July 9, 2020	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director