Form 10-Q
period 2020-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-07-09
CIK 1415744

 Fjanuary

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED BALANCE SHEETS
	April 30,	July 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$23,681	$21,847
Prepaid expenses	-	5,000
Other receivable	10,000	10,000

Total Current Assets	33,681	36,847

Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$62,481	$65,647

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$55,360	$63,959
Accounts payable – related party	52,200	50,000
Accrued liabilities	620,800	637,754
Convertible debt	110,000	110,000
Loans payable	95,000	20,000
Loans payable – related party	23,260	23,210
Total Current Liabilities	956,620	904,923

TOTAL LIABILITIES	956,620	904,923

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 59,078,479 and 55,836,819 shares issued and outstanding, respectively	56,580	55,837
Common stock to be issued	91,100	44,925
Additional paid-in-capital	2,047,117	2,024,035
Accumulated deficit	(3,088,936)	(2,964,073)

Total Stockholders’ Deficit	(894,139)	(839,276)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$62,481	$65,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue, net	$564	$10,191	$1,943	$11,787

Operating expenses:
Officer compensation	2,200	-	2,200	15,000
Consulting	-	5,000	-	15,000
Consulting – related party	15,000	15,000	45,000	45,000
Professional fees	2,393	7,734	26,323	32,984
Advertising and promotion	-	-	-	38,485
Mineral property expenditures	2,500	30,032	29,669	407,053
General and administrative	3,710	13,000	12,798	29,377
Total operating expenses	25,803	70,766	115,990	582,899
Loss from operations	(25,239)	(60,575)	(114,047)	(571,112)

Other income (expense):
Interest expense	(3,946)	(2,399)	(10,816)	(14,513)
Loss on disposal of mineral rights	-	-	-	(46,000)
Other income	-	-	-	116,000
Gain on forgiveness of debt	-	-	-	18,750
Total other income (expense)	(3,946)	(2,399)	(10,816)	74,237

Loss before provision for income taxes	(29,185)	(62,974)	(124,863)	(496,875)
Provision for income taxes	-	-	-	-
Net Loss	$(29,185)	$(62,974)	$(124,863)	$(496,875)

Loss per share, basic & diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic & diluted	59,078,479	52,923,710	56,998,443	49,893,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2020 (Unaudited)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,287	$1,736,835	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	-	-	9,750
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(110,027)	(110,027)
October 31, 2018	48,436,818	48,437	1,746,435	100,000	(2,502,523)	(607,651)
Common stock issued for cash	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(323,874)	(323,874)
January 31, 2019	48,436,818	48,437	1,746,435	150,000	(2,826,397)	(881,525)
Common stock issued for cash	6,166,667	6,168	218,832	(130,000)	-	95,000
Net loss	-	-	-	-	(62,974)	(62,974)
April 30, 2019	54,603,485	$54,605	$1,965,267	$20,000	$(2,889,371)	$(849,499)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued for cash	666,660	668	19,332	-	-	20,000
Common stock issued for services	75,000	75	3,750	(3,825)	-	-
Net loss	-	-	-	-	(54,567)	(54,557)
October 31, 2019	56,578,479	56,580	2,047,117	41,100	(3,018,640)	(873,843)
Net loss	-	-	-	-	(41,111)	(41,111)
January 31, 2020	56,578,479	56,580	2,047,117	41,100	(3,059,751)	(914,954)
Common stock sold for cash	2,500,000	-	-	50,000	-	50,000
Net loss	-	-	-	-	(29,185)	(29,185)
April 30, 2020	59,078,479	$56,580	$22,047,117	$91,100	$(3,088,936)	$(894,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended April 30,
	2020	2019
Cash Flow from Operating Activities:
Net loss	$(124,863)	$(496,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	9,750
Loss on disposal of mineral rights	-	46,000
Gain on write-off of option payable	-	(116,000)
Changes in Operating Assets and Liabilities:
Prepaid expenses	5,000	3,500
Accounts receivable	-	(1,583)
Accounts payables and accrued liabilities	(25,553)	339,833
Accounts payable – related party	2,200	9,126
Net cash used in operating activities	(143,216)	(206,249)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan s payable	75,000	9,000
Repayment of loan payable	-	(5,000)
Proceeds from loans payable – related party	50	54,180
Payments on loans payable – related party	-	(55,870)
Stock subscription receivable	-	20,000
Proceeds from the sale of common stock	70,000	195,000
Net cash provided by financing activities	145,050	217,310

Net increase in cash	1,834	11,061

Cash at beginning of the period	21,847	52,672
Cash at end of the period	$23,681	$63,733

Cash paid for:
Interest	$-	$870
Taxes	$-	$-
Non-cash financing activity:
Common stock to be issued	$3,825	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.
Condensed Notes to Consolidated Financial Statements
April 30, 2020
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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2020 and July 31, 2019.

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

Reclassifications
Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended April 30, 2020. Specifically, the Company has changed its presentation of revenue from revenue and distributions to only presenting net revenue. There was no effect on net loss or earnings per share.

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

For the nine months ended April 30, 2020, the Company had 3,499,820 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,666,547 and 833,273, respectively, and an additional 1,000,000 warrants. For the nine months ended April 30, 2019, the Company had 4,886,182 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,580,847 and 790,424, respectively, and an additional 2,515,000 warrants. The diluted loss per share is the same as the basic loss per share for the nine months ended April 30, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

 NOTE 3 - GOING CONCERN
The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2020, the Company has an accumulated deficit of $3,088,936. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. As of April 30, 2020 and July 31, 2019, the Company has accounted for $354,000 and $381,770, respectively, in its accrued liabilities (Note 7).

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of April 30, 2020 and July 31, 2019, the Company has unused funds it has received of $65,879 and $65,879, respectively, which are included in accrued liabilities.

Accrued liabilities are as follows:
	April 30, 2020	July 31, 2019
General accrual	$1,887	$1,887
Interest	$58,618	$47,802
Distributions and royalty	$15,416	$15,416
Advances for well work	$65,879	$65,879
Winnemucca Property	$354,000	$381,770
Investment funds to be used for the development of future properties	$125,000	$125,000
	$620,800	$637,754

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of April 30, 2020, there was $85,000 and $48,324 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2020 and July 31, 2019, there is $3,879 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2020 and July 31, 2019, there is $15,000 and $3,000 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of April 30, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the nine months ended April 30, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2020, there is $720 of interest accrued on this note.

During the nine months ended April 30, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2020, there is $2,696 of interest accrued on this note.

NOTE 10 - COMMON STOCK

During the nine months ended April 30, 2020, the Company sold 666,660 shares of common stock at $0.03 per share for total cash proceeds of $20,000.

During the nine months ended April 30, 2020, the Company sold 2,500,000 shares of common stock at $0.02 per share for total cash proceeds of $50,000. As of April 30, 2020, the shares have not yet been issued by the transfer agent and are shown as common stock to be issued.

During the nine months ended April 30, 2020, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

NOTE 11 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2019	2,365,000	0.15	.65
Granted	-	-	-
Expired	(1,365,000)	0.15	-
Exercised	-	-	-
Exercisable at April 30, 2020	1,000,000	$0.15	.27

NOTE 12 - RELATED PARTY TRANSACTIONS

As of April 30, 2020 and July 31, 2019, there is $22,500 and $22,500, respectively, credited to accounts payable for amounts due to Ivan Webb, CEO, for consulting services.

As of April 30, 2020, there is $2,200 credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

For the nine months ended April 30, 2020 and 2019, total payments of $45,000 and $30,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2020 and July 31, 2019, there is $22,500 and $27,500, respectively, credited to accounts payable.

During the nine months ended April 30, 2020, the Company sold 2,500,000 shares of common stock to a director for total cash proceeds of $50,000. As of April 30, 2020, the shares have not yet been issued by the transfer agent and are shown as common stock to be issued.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of April 30, 2020, the Company owes $23,110 on this loan. This loan is in default.

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

On June 4, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation in which it increased its authorized capital stock to 250,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2020 and 2019

Revenue
Revenues of oil and gas for the three months ended April 30, 2020 and 2019 were $564 and $10,191, respectively, a decrease of $9,627 or 94.5%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $2,200 and $0 for the three months ended April 30, 2020 and 2019, respectively. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in the prior period.

Consulting
Consulting fees were $0 and $5,000 for the three months ended April 30, 2020 and 2019, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Consulting – related party
Consulting – related party services were $15,000 and $15,000 for the three months ended April 30, 2020 and 2019, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $2,393 and $7,734 for the three months ended April 30, 2020 and 2019, respectively, a decrease of $5,341 or 69.1%. Professional fees generally consist of legal, audit and accounting expense. The decrease can primarily be attributed to a decrease in audit and legal fees billed during the period.

Mineral property expenditures
Mineral property expenditures were $2,500 and $30,032 for the three months ended April 30, 2020 and 2019, respectively, a decrease of $27,532 or 91.7%. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $3,710 and $13,000 for the three months ended April 30, 2020 and 2019, respectively, a decrease of $9,290 or 71.5%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the three months ended April 30, 2020 and 2019 we had interest expense of $3,946 and $2,399, respectively, an increase of $1,547 or 64.5%. The increase is due to newly acquired loans in the current period.

Net Loss
For the three months ended April 30, 2020, we had a net loss of $29,185 as compared to a net loss of $62,974 for the three months ended April 30, 2019. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Results of Operations for the Nine Months Ended April 30, 2020 and 2019

Revenue
Revenues of oil and gas for the nine months ended April 30, 2020 and 2019 were $1,943 and $11,787 respectively, a decrease of $9,844 or 83.5%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $2,200 and $15,000 for the nine months ended April 30, 2020 and 2019, respectively. No compensation was accrued or paid to the CEO in the current period. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been paid to the CEO since Q2 of FY 2019.

Consulting
Consulting fees were $0 and $15,000 for the nine months ended April 30, 2020 and 2019, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. The decrease in consulting fees in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

Consulting – related party
Consulting – related party services were $45,000 and $45,000 for the nine months ended April 30, 2020 and 2019, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $26,323 and $32,984 for the nine months ended April 30, 2020 and 2019, respectively, a decrease of $6,661 or 20.2%. Professional fees generally consist of legal, audit and accounting expense. The decrease can primarily be attributed to a decrease in audit and legal fees billed during the period.

Advertising and promotion
Advertising and promotion expenses were $0 and $38,485 for the nine months ended April 30, 2020 and 2019, respectively. We have temporarily decreased our spending in this area to conserve our available cash.

Mineral property expenditures
Mineral property expenditures were $29,669 and $407,053 for the nine months ended April 30, 2020 and 2019, respectively, a decrease of $377,384. In the prior period we accrued for $349,000 of firm commitments associated with the Winnemucca property.

General and administrative
General and administrative expense was $12,798 and $29,377 for the nine months ended April 30, 2020 and 2019, respectively, a decrease of $16,579 or 56.4%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the nine months ended April 30, 2020 and 2019 we had interest expense of $10,816 and $14,513, respectively, a decrease of $3,697 or 25.5%. In the prior year we incurred additional interest expense a short-term loan that we did not have in the current period.

Net Loss
For the nine months ended April 30, 2020, we had a net loss of $124,863 as compared to a net loss of $496,875 for the nine months ended April 30, 2019. Our net loss is lower in the current period due to a decrease in some of our operating expenses as discussed above.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $143,216 for the nine months ended April 30, 2020. Cash used for operating activities was $206,249 for the nine months ended April 30, 2019.

Financing Activities
Net cash provided by financing activities was $145,050 for the nine months ended April 30, 2020. We received $75,000 from loans payable and $70,000 from the sale of our common stock. Net cash provided by financing activities was $217,310 for the nine months ended April 30, 2019. In the prior period we received $54,180 from loans from related parties, paid back $55,870 and sold common stock from cash proceeds of $215,000.

We had the following loans outstanding as of April 30, 2020:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of April 30, 2020, there was $85,000 and $48,324 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of April 30, 2020 and July 31, 2019, there is $3,879 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2020 and July 31, 2019, there is $15,000 and $3,000 and $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of April 30, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the nine months ended April 30, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2020, there is $720 of interest accrued on this note.

During the nine months ended April 30, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2020, there is $2,696 of interest accrued on this note.
.

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

During the nine months ended April 30, 2020, the Company sold 666,660 shares of common stock for total cash proceeds of $20,000.

During the nine months ended April 30, 2020, the Company issued 75,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

During the nine months ended April 30, 2020, the Company sold 2,500,000 shares of common stock to a director for total cash proceeds of $50,000. As of April 30, 2020, the shares have not yet been issued by the transfer agent and are shown as common stock to be issued.

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