Form 10-K
period 2020-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-10-29
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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
☒YES ☐ NO

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $821,412 based on 22,753,812 non affiliate shares outstanding at $0.0361 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 26, 2020, the issuer had 64,078,679 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2020

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

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects. There was no activity with Kathis Energy, LLC during 2020 fiscal year.

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

Winnemucca Mountain Property
As previously announced, on September 14, 2012, we entered into an option agreement with AHL Holdings Ltd., and Golden Sands Exploration Inc. (“Optionors”), wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

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

Employees

As of July 31, 2020, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

ITEM 1A. RISK FACTORS

Risks Related To Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As at July 31, 2020, we have an accumulated deficit of $2,099,090 and total stockholders’ deficit of $751,793. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require our investments in oil and gas properties to become cash flow positive and/or the successful commercialization of our mining properties. We may not be able to successfully obtain a positive cash flow from our oil and gas investments or through commercializing our mining properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2020 and 2019, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended July 31, 2020, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Our success is dependent upon the decision making of certain key directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have an adverse impact on our operations. We currently do not have not key man life insurance on the lives of any of these officers and directors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “NMEX” on the OTCPINK operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

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

 On October 26, 2020 there were approximately 74 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended July 31, 2020, the Company sold 666,660 shares of common stock at $0.03 per share for total cash proceeds of $20,000.

During the year ended July 31, 2020, the Company sold 2,500,000 shares of common stock at $0.02 per share for total cash proceeds of $50,000.

During the year ended July 31, 2020, the Company sold 3,000,000 shares of common stock at $0.01 per share for total cash proceeds of $30,000.

During the year ended July 31, 2020, the Company issued 1,075,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2020.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2020 and 2019

Revenue
Revenues of oil and gas for the years ended July 31, 2020 and 2019 were $2,949 and $14,273, respectively, a decrease of $11,324 or 79.3%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $6,600 and $16,000 for the years ended July 31, 2020 and 2019, respectively, a decrease of $9,400, or 58.8%. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in the current period.

Consulting – related party
Consulting – related party services were $60,000 and $57,500 for the years ended July 31, 2020 and 2019, respectively, an increase of $2,500, or 4.3%. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees.

Consulting expense
Consulting fees were $12,700 and $11,325 for the years ended July 31, 2020 and 2019, respectively, an increase of $1,375, or 12.1%. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects.

Professional fees
Professional fees were $53,523 and $37,984 for the years ended July 31, 2020 and 2019, respectively, an increase of $15,539, or 40.9%. Professional fees generally consist of legal, audit and accounting expense. The increase can be attributed to an increase in audit fees.

Advertising and promotion
Advertising and promotion expense were $0 and $38,485 for the years ended July 31, 2020 and 2019, respectively, a decrease of $38,485. We have temporarily decreased our spending in this area to conserve our available cash.

Mineral property expenditures
Mineral property expenditures were $35,669 and $355,442 for the years ended July 31, 2020 and 2019, respectively, a decrease of $319,773, or 90%. Expenditures include lease payments for the working interest in the mineral properties and rework expense. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $22,384 and $50,102 for the years ended July 31, 2020 and 2019, respectively, a decrease of $27,718, or 55.3%. The decrease can be attributed to a decrease in travel and office expense.

Other expense
During the year ended July 31, 2020 we had total other income of $152,910 compared to an expense of $19,012 in the prior year. During the current year we incurred interest expense of $14,795, which was offset with a gain on forgiveness of debt of $167,705. During the year ended July 31, 2019 we incurred interest expense of $17,980, a loss on disposal of mineral rights of $100,772, offset with a gain on forgiveness of debt of $99,740.

Net Loss
For the year ended July 31, 2020, we had a net loss of $35,017 as compared to a net loss of $571,577 for year ended July 31, 2019. Our net loss was lower in the current period primarily due to our other income and a decrease in in our mineral property expenditures.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $204,007 for the year ended July 31, 2020. Cash used for operating activities was $244,035 for the year ended July 31, 2019.

Investing Activities
We used $0 for investing activities for the year ended July 31, 2020 compared to $20,000 used in year ended July 31, 2019.

Financing Activities
Net cash provided by financing activities was $189,000 for year ended July 31, 2020 compared to $233,210 for the year ended July 31, 2019. During the year ended July 31, 2020, we received $100,000 from the sale of common stock and $89,000 from loan proceeds. During the year ended July 31, 2019, we received $220,000 from the sale of common stock, $69,180 from related party loans, $55,970 of which was repaid and received $9,000 from loans payable, of which we repaid $9,000.

We had the following loans outstanding as of July 31, 2020:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of July 31, 2020, there is $85,000 and $58,038 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there was $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2020 and 2019, there is $4,527 and $2,367, respectively, of accrued interest due on this loan.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2020, there is $15,000 and $3,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. The loan is unsecured, non-interest bearing and due on demand.

As of July 31, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2020, there is $1,022 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2020, there is $3,906 of interest accrued on this note.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2020, the Company owes $23,110 on this loan. This loan is in default.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration, Ltd. (the Company) as of July 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company
Salt Lake City, Utah
October 29, 2020

We have served as the company’s auditor since 2020

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2020	2019
ASSETS
Current Assets:
Cash	$6,840	$21,847
Prepaid expenses	-	5,000
Accounts receivable	1,146	-
Other receivable	10,000	10,000

Total Current Assets	17,986	36,847
Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$46,786	$65,647

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$89,037	$63,959
Accounts payable – related party	29,700	50,000
Accrued liabilities	437,632	637,754
Convertible debt	110,000	110,000
Loans payable	109,000	20,000
Loans payable – related party	23,210	23,210
Total Current Liabilities	798,579	904,923

TOTAL LIABILITIES	798,579	904,923

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 63,078,479 and 55,836,819 shares issued and outstanding, respectively	63,079	55,837
Common stock to be issued	-	44,925
Additional paid-in-capital	2,184,218	2,024,035
Accumulated deficit	(2,999,090)	(2,964,073)

Total Stockholders’ Deficit	(751,793)	(839,276)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$46,786	$65,647

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years EndedJuly 31,
	2020	2019

Revenue	$2,949	$14,273

Operating expenses:
Officer compensation	6,600	16,000
Consulting – related party	60,000	57,500
Consulting	12,700	11,325
Professional fees	53,523	37,984
Advertising and promotion	-	38,485
Mineral property expenditures	35,669	355,442
General and administrative expenses	22,384	50,102
Total operating expenses	190,876	566,838
Loss from operations	(187,927)	(552,565)

Other income (expense):
Interest expense	(14,795)	(17,980)
Loss on disposal of mineral rights	-	(100,772)
Gain on the assignment of property interests	167,705	-
Gain on forgiveness of debt	-	99,740
Total other income (expense)	152,910	(19,012)

Loss before provision for income taxes	(35,017)	(571,577)
Provision for income taxes	-	-
Net Loss	$(35,017)	$(571,577)

Net loss per share from operations, basic and diluted	$(0.00)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	58,125,466	51,155,037

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)
FOR THE YEARS ENDED JULY 31, 2020 AND 2019

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To be Issued	Accumulated Deficit	Total
Balance, July 31, 2018	48,286,818	$48,287	$1,736,835	$50,000	$(2,392,496)	$(557,374)
Common stock issued for services	150,000	150	9,600	3,825	-	13,575
Common stock issued for cash	7,400,001	7,400	262,600	(50,000)	-	220,000
Common stock issued for accrued liabilities	-	-	-	41,100	-	41,100
Contributed capital	-	-	15,000	-	-	15,000
Net loss for the year ended July 31, 2019	-	-	-	-	(571,577)	(571,577)
Balance, July 31, 2019	55,836,819	55,837	2,024,035	44,925	(2,964,073)	(839,276)
Common stock issued	1,075,000	1,075	43,850	(44,925)	-	-
Common stock issued for cash – related party	5,500,000	5,500	74,500	-	-	80,000
Common stock issued for cash	666,660	667	19,333	-	-	20,000
Forgiveness of related party debt	-	-	22,500	-	-	22,500
Net loss for the year ended July 31, 2020	-	-	-	-	(35,017)	(35,017)
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$-	$(2,999,090)	$(751,793)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(35,017)	$(571,577)

Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on the assignment of property interests	(167,705)	-
Gain on forgiveness of debt	-	(99,740)
Loss on disposal of mineral rights	-	100,772
Amortization of capitalized costs	-	10,000
Stock compensation expense	-	13,575
Changes in Operating Assets and Liabilities:
Prepaid expenses	5,000	(1,500)
Accounts receivable	(1,146)	3,229
Other receivable	-	48,318
Accounts payables and accrued liabilities	(22,135)	231,269
Accounts payable – related party	2,200	6,626
Accrued interest	14,796	9,800
Advances for well work	-	5,193
Net cash used in operating activities	(204,007)	(244,035)

Cash Flows used in Investing Activities:
Cash paid for oil and gas properties	-	(20,000)
Net cash used in investing activities	-	(20,000)

Cash Flows from Financing Activities:
Proceeds from loan payable	89,000	9,000
Repayment of loan payable	-	(9,000)
Proceeds from loans payable – related party	-	69,180
Payments on loans payable – related party	-	(55,970)
Proceeds from the sale of common stock	100,000	220,000
Net cash provided by financing activities	189,000	233,210

Net decrease in cash	(15,007)	(30,825)

Cash at beginning of the year	21,847	52,672
Cash at end of the year	$6,840	$21,847

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash activity:
Forgiveness of related party debt	$22,500	$-
Common stock issued for accrued liabilities	$-	$41,100

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.
Notes to Consolidated Financial Statements
July 31, 2020

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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2020 and 2019.

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

The Company receives a majority of its revenue from oil and gas sales from the J. E Richey lease located in Coleman County, Texas. Revenue is recognized when received.

For the year ended July 31, 2020 and 2019, we recognized 100% and 62.4% of revenue, respectively, from crude oil sales on our Richey Lease.

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

Asset Retirement Obligation
Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The net estimated costs are discounted to present values using credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. To date, the Company has very few operating wells. Currently, the Company has one working well. Because there is only one active well on the Ritchie Lease with a 24% working interest, the Company estimates the asset retirement obligation to be trivial and has not recorded an ARO liability.

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

For the year ended July 31, 2020, the Company had 3,031,958 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,687,972 and 843,986, respectively, and an additional 5000,000 warrants. For the year ended July 31, 2019, the Company had 4,768,408 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,602,272 and 801,136, respectively, and an additional 2,365,000 warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its financial statement and disclosures.

In August 2018, the FASB issued ASU 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The disclosure objective added in ASC 820-10-50-1C states: The objective of the disclosure requirements in this Subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements: a) the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, b) the uncertainty in the fair value measurements as of the reporting date, and c) how changes in fair value measurements affect an entity’s performance and cash flows. The new ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2020, the Company has an accumulated deficit of $2,999,090. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverseimpact on the economies and financial markets of many countries, including the geographical area in which the Company plan to operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has experienced a decline in revenue due to the decreasing price of oil.

NOTE 4 - OIL AND GAS PROPERTIES

Active Projects:

The Company currently has one active lease. We hold a 24% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease. The Concho Richey #1 well is currently producing 2.8 barrels of oil and 16 MCF of gas per day.

The Richey #1 well was plugged on January 3, 2018. As of July 31, 2019, management determined that the $50,000 asset carried on the balance sheet was impaired resulting in a loss on impairment of $21,200 lowering the value of the investment in the Richey lease to $28,800. No additional impairment was recognized in the fiscal year 2020.

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

NOTE 6 – WINNEMUCCA MOUNTAIN PROPERTY

As previously announced, on September 14, 2012, we entered into an option agreement with AHL Holdings Ltd., and Golden Sands Exploration Inc. (“Optionors”), wherein we acquired an option to purchase an 80% interest in and to certain mining claims, which claims form the Winnemucca Mountain Property in Humboldt County, Nevada (“Property”). This property currently is comprised of 138 unpatented mining claims covering approximately 2,700 acres.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. As of July 31, 2020 and July 31, 2019, the Company has accounted for $334,000 and $381,770, respectively, in its accrued liabilities (Note 7).

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of July 31, 2020 and 2019, the Company has unused funds it has received of $23,175 and $65,879, respectively.

During the year ended July 31, 2020, various third parties, either forgave monies due from advances for well work or assumed other liabilities totaling $167,705. The $167,705 was from advances comprised of $125,000 received by Kathis Energy and $42,705 received by the Company, from investors, for the drilling of the Richey 2A well. During the year ended July 31, 2020, the Company entered into an agreement with an unrelated third party in which they assumed the obligations of these advances totaling $167,705 and to drill the Richey 2A well. The well was drilled prior to July 31, 2020 releasing the Company and Kathis Energy of any further obligations to the investors for the funds they had advanced.

Accrued liabilities as of July 31:
	July 31, 2020	July 31, 2019
General accrual	$2,444	$1,887
Interest	$62,597	$47,802
Distributions and royalty	$15,416	$15,416
Advances for well work	$23,175	$65,879
Winnemucca Property	$334,000	$381,770
Investment funds to be used for the development of future properties	$-	$125,000
	$437,632	$637,754

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of July 31, 2020, there is $85,000 and $58,038 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there was $85,000 and $43,182 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2020 and 2019, there is $4,527 and $2,367, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2020, there is $15,000 and $3,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. The loan is unsecured, non-interest bearing and due on demand.

As of July 31, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2020, there is $1,022 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2020, there is $3,906 of interest accrued on this note.

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

During the year ended July 31, 2019, the Company issued 7,400,000 shares of common stock and received total cash proceeds of $220,000, $50,000 of was a receivable at July 31, 2019

During the year ended July 31, 2019, the Company issued 75,000 shares of common stock for services. The shares were valued at $0.051 for total non-cash expense of $3,825.

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

During the year ended July 31, 2020, the Company sold 666,660 shares of common stock at $0.03 per share for total cash proceeds of $20,000.

During the year ended July 31, 2020, the Company sold 2,500,000 shares of common stock at $0.02 per share for total cash proceeds of $50,000.

During the year ended July 31, 2020, the Company sold 3,000,000 shares of common stock at $0.01 per share for total cash proceeds of $30,000.

During the year ended July 31, 2020, the Company issued 1,075,000 shares of common stock that had been shown in equity as a common stock payable as of July 31, 2019.

NOTE 11 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2018	2,015,000	$0.15	1.47
Granted	500,000	0.15	1.28
Expired	(150,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2019	2,365,000	0.15	.65
Granted	-	-	-
Expired	(1,865,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2020	500,000	$0.15	.27

NOTE 12 - RELATED PARTY TRANSACTIONS

For the years ended July 31, 2020 and 2019, total payments of $0 and $8,500, respectively, were made to Ivan Webb, CEO for consulting services. As of July 31, 2019, there was a $22,500 credited to accounts payable. During the year ended July 31, 2020, Mr. Webb agreed to forgive the full amount due to him. The $22,500 was credited to additional paid in capital.

For the years ended July 31, 2019 and 2018, total payments of $60,000 and $52,500, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2020 and 2019, there is $27,500 and $27,500 credited to accounts payable.

As of July 31, 2020, there is $2,200 credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

During the year ended July 31, 2020, the Company sold 2,500,000 shares of common stock to a director for total cash proceeds of $80,000.

On July 31, 2019, Ivan Webb, CEO, agreed to assume a $15,000 liability due to Renaissance Oil & Gas Inc. that had been paid for the reworking of the S O Curry #1 well. The assumption of the liability was credited to additional paid in capital.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2020, the Company owes $23,210 on this loan. This loan is in default.

Victor Miranda, a Director of the Company is also President and owner of Labrador Capital SAPI DE CV (“Labrador”), a major shareholder of the Company owning 8.8% of its issued and outstanding shares. The Company has entered into a Memorandum of Understanding with Labrador to jointly pursue developing real estate projects in Mexico.  As of the date of this report no projects have been identified to jointly pursue.  In the event of a decision to go forward with Labrador, Victor Miranda will abstain from voting to avoid any conflict of interest.

NOTE 12 - INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$9,100	$261,400
Less: valuation allowance	(9,100)	(261,400)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$964,100	$955,000
Less: valuation allowance	(964,100)	(955,000)
Net deferred tax asset	$-	$-

At July 31, 2020, the Company had net operating loss carry forwards of approximately $1,145,000 that maybe offset against future taxable income.  No tax benefit has been reported in the July 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended July 31, 2020 was an increase of $9,100.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2016 (or the tax year ended December 31, 2002 if the Company were to utilize its NOLs)

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to July 31, 2020, the Company sold 1,000,200 shares of common stock for total proceeds of $30,000.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	65	Chief Operating Officer, Secretary & Director	July 6, 2018
Victor Miranda	37	Director	July 6, 2018
Ivan Webb	69	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	50	Chief Financial Officer	February 7, 2020

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Noel Schaefer, Director, Secretary & Chief Operations Officer, (“COO”) has served in a variety of executive and director positions in his 30 plus year career with both domestic and international companies. His emphasis has been with startups by setting up market profiles, developing strategic market placement and refining corporate objectives. Mr. Schaefer has successfully helped to raise funds from both the public and private sectors. He has worked extensively in Far East and Latin America with a particular focus on Mexico. He holds a Bachelor of Science degree from Brigham Young University with an emphasis in Marketing and Finance.

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

Rachel Boulds, Chief Financial Officer of the Company. Ms. Boulds currently works for the Company on a part-time basis while also operating her sole accounting practice which she has led since 2009 and which provides all aspects of consulting and accounting services to clients, including the preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. Ms. Boulds also currently provides outsourced chief financial officer services for two other companies. From August 2004 through July 2009, she was employed as a Senior Auditor for HJ & Associates, LLC, where she performed audits and reviews of public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as a Senior Auditor at Mohler, Nixon and Williams. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers. From April 2000 through February 2001, Ms. Boulds was employed as an e-commerce Accountant for the Walt Disney Group’s GO.com. Ms. Boulds earned a B.S. in Accounting from San Jose University in 2001 and is licensed as a CPA in the state of Utah.

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

Code of Ethics

The Company has not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2020 and 2019; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2020 and 2019

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Siegel(1)	2020	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
President & Director	2019	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
Noel Schaefer(2)	2020	$60,000	N/A	N/A	N/A	N/A	N/A	N/A	$60,000
Chief Operating Officer & Director	2019	$57,500	N/A	N/A	N/A	N/A	N/A	N/A	$57,500
Victor Miranda (3)	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA
Director	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA
Ivan Webb(4)	2020	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
Chief Executive Officer & Director	2019	$16,000	N/A	N/A	N/A	N/A	N/A	N/A	$16,000
Rachel Boulds (5)	2020	$8,800	N/A	N/A	N/A	N/A	N/A	N/A	$8,800
Chief Financial Officer	2019	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0

(1)
Howard Siegel was appointed as a director on April 23, 2014 and appointed as president, chief financial officer, chief executive officer and treasurer on April 24, 2014. On July 6, 2018 he resigned as chief financial officer and chief executive officer and treasurer. Mr. Siegel died in August 2020.

(2)	Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.
(3)	Victor Miranda was Chief Financial Officer from July 6, 2018 until February 7, 2020.
(4)	Ivan Webb was appointed Vice President on March 16, 2015 and on July 6, 2018 was appointed Chie Executive Officer
(5)	Rachel Boulds was appointed Chief Financial Officer on February 7, 2020.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2020, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 26, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	900,000	1.4%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	3.1%
Victor Miranda, Director	Common stock	-	-
Rachel Boulds, CFO	Common stock	-	-
All officers and director as a group (4 persons)	Common stock	2,.900,000	4.5%

Labrador Capital SAPI CV (3)		5,000,000	7.8%
Golden Sands Explorations		3,000,000	4.7%
Grasshoppers Unlimited Inc. (4)	Common stock	3,778,000	5.9%
Starcom SA DE CV	Common stock	5,000,000	7.8%
All others as a group (4 persons)		16,778,000	26.2%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 64,078,679 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 26, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

(4)
Winona Webb is the owner of Grasshoppers Unlimited Inc. and is the ex-wife of Ivan Webb, CEO of Northern Minerals & Exploration Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

For the years ended July 31, 2020 and 2019, total payments of $0 and $8,500, respectively, were made to Ivan Webb, CEO for consulting services. As of July 31, 2019, there was a $22,500 credited to accounts payable. During the year ended July 31, 2020, Mr. Webb agreed to forgive the full amount due to him. The $22,500 was credited to additional paid in capital.

For the years ended July 31, 2020 and 2019, total payments of $60,000 and $52,500, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2020 and 2019, there is $27,500 and $27,500 credited to accounts payable.

As of July 31, 2020, there is $2,200 credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

During the year ended July 31, 2020, the Company sold 2,500,000 shares of common stock to a director for total cash proceeds of $80,000.

On July 31, 2019, Ivan Webb, CEO, agreed to assume a $15,000 liability due to Renaissance Oil & Gas Inc. that had been paid for the reworking of the S O Curry #1 well. The assumption of the liability was credited to additional paid in capital.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2020, the Company owes $23,110 on this loan. This loan is in default.

Victor Miranda, a Director of the Company is also President and owner of Labrador Capital SAPI DE CV (“Labrador”), a major shareholder of the Company owning 8.8% of its issued and outstanding shares. The Company has entered into a Memorandum of Understanding with Labrador to jointly pursue developing real estate projects in Mexico.  As of the date of this report no projects have been identified to jointly pursue.  In the event of a decision to go forward with Labrador, Victor Miranda will abstain from voting to avoid any conflict of interest.

Director Independence

We currently act with two directors, Noel Schaefer and Victor Miranda. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2020 and for the fiscal year ended July 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2020	July 31, 2019
Audit Fees	$25,000	$21,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$21,500

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2020)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: October 29, 2020	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer