Form 10-Q
period 2020-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2020-12-14
CIK 1415744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction ofincorporation or organization)	(IRS EmployerIdentification No.)

881 West State Road, Pleasant Grove, UT	84062
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 64,078,679 common shares issued and outstanding as of December 14, 2020.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2020	2020
ASSETS
Current Assets:
Cash	$20,941	$6,840
Accounts receivable	1,146	1,146
Other receivable	10,000	10,000

Total Current Assets	32,087	17,986
Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$60,887	$46,786

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$89,268	$89,037
Accounts payable – related party	29,700	29,700
Accrued liabilities	416,702	437,632
Convertible debt	110,000	110,000
Loans payable	104,000	109,000
Loans payable – related party	23,210	23,210
Total Current Liabilities	772,880	798,579

TOTAL LIABILITIES	772,880	798,579

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 64,078,679 and 63,078,479 shares issued and outstanding, respectively	64,079	63,079
Common stock to be issued	50,000	-
Additional paid-in-capital	2,213,218	2,184,218
Accumulated deficit	(3,039,290)	(2,999,090)

Total Stockholders’ Deficit	(711,993)	(751,793)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$60,887	$46,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended October 31,
	2020	2019
Revenue, net	$-	$1,231

Operating expenses:
Officer compensation	6,600	-
Consulting – related party	15,000	15,000
Professional fees	33,500	17,660
Mineral property expenditures	1,000	15,133
General and administrative	5,121	5,114
Total operating expenses	61,221	52,907
Loss from operations	(61,221)	(51,676)

Other income (expense):
Interest expense	(3,979)	(2,891)
Other income	25,000	-
Total other income (expense)	21,021	(2,891)

Loss before provision for income taxes	(40,200)	(54,567)
Provision for income taxes	-	-
Net Loss	$(40,200)	$(54,567)

Loss per share, basic & diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	63,955,466	56,240,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2020 (Unaudited)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued for cash	666,660	668	19,332	-	-	20,000
Common stock issued for services	75,000	75	3,750	(3,825)	-	-
Net loss	-	-	-	-	(54,567)	(54,557)
October 31, 2019	56,578,479	$56,580	$2,047,117	$41,100	$(3,018,640)	$(873,843)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$-	$(2,999,090)	$(751,793)
Common stock sold for cash	1,000,200	1,000	29,000	50,000	-	80,000
Net loss	-	-	-	-	(40,200)	(40,200)
October 31, 2020	64,078,679	$64,079	$2,213,218	$50,000	$(3,039,290)	$(711,993)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended October 31,
	2020	2019
Cash Flow from Operating Activities:
Net loss	$(40,200)	$(54,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	2,500
Accounts payables and accrued liabilities	(24,678)	(13,624)
Accounts payable – related party	3,979	3,500
Net cash used in operating activities	(60,899)	(62,191)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loans payable	-	75,000
Repayment of loan payable	(5,000)	-
Proceeds from loans payable – related party	-	10
Proceeds from the sale of common stock	80,000	20,000
Net cash provided by financing activities	75,000	95,010

Net increase in cash	14,101	32,819

Cash at beginning of the period	6,840	21,847
Cash at end of the period	$20,941	$54,666

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.
Condensed Notes to Consolidated Financial Statements
October 31, 2020
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020.

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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2020 and July 31, 2020.

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

For the three months ended October 31, 2020, the Company had 2,564,365 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,709,397 and 854,968, respectively. For the year ended July 31, 2019, the Company had 4,768,408 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,602,272 and 801,136, respectively, and an additional 2,365,000 warrants. The diluted loss per share is the same as the basic loss per share for the three months ended October 31, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

In August 2018, the FASB issued ASU 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The disclosure objective added in ASC 820-10-50-1C states: The objective of the disclosure requirements in this Subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements: a) the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, b) the uncertainty in the fair value measurements as of the reporting date, and c) how changes in fair value measurements affect an entity’s performance and cash flows. The new ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. There was no material impact as a result of the adoption of this standard.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2020, the Company has an accumulated deficit of $3,039,290. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - OIL AND GAS PROPERTIES

Active Projects:

The Company currently has one active lease. We hold a 24% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease. The Concho Richey #1 well is currently producing 2.8 barrels of oil and 16 MCF of gas per day. The Company received no revenue during the quarter ended October 31, 2020.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These cash payments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment is to be conducted prior to December 31, 2020. As of October 31, 2020 and July 31, 2020, the Company has accounted for $309,069 and $334,000, respectively, in its accrued liabilities (Note 7).

The Company has received notice, effective October 27, 2020, that its Option Agreement to earn an interest in the Winnemucca Mountain Gold Property has been terminated for being in default of certain terms and conditions of the Agreement. Management is in discussions with the principals of the Winnemucca property to resolve any outstanding obligations.

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of October 31, 2020 and July 31, 2020, the Company has unused funds it has received of $23,175 and $23,175, respectively.

Accrued liabilities are as follows:

	October 31, 2020	July 31, 2020
General accrual	$2,466	$2,444
Interest	$66,576	$62,597
Distributions and royalty	$15,416	$15,416
Advances for well work	$23,175	$23,175
Winnemucca Property	$309,069	$334,000
	$416,702	$437,632

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2020, there is $85,000 and $51,752 of principal and accrued interest, respectively, due on this loan. As of July 31, 2020, there was $85,000 and $50,038 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2020 and July 31, 2020, there is $4,635 and $4,257, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2020, there is $15,000 and $3,750 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. The loan is unsecured, non-interest bearing and due on demand.

As of October 31, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2020, there is $1,325 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2020, there is $5,116 of interest accrued on this note.

NOTE 10 - COMMON STOCK

On June 4, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation in which it increased its authorized capital stock to 250,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

During the three months ended October 31, 2020, the Company sold 1,000,200 shares of common stock at $0.03 per share for total cash proceeds of $80,000. As of October 31, 2020, 1,666,667 shares, for a total of $50,000, had not yet been issued and have been credited to common stock to be issued.

NOTE 11 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2019	2,365,000	$0.15	$.65
Granted	-	-	-
Expired	(1,865,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	-	-	-
Expired	(500,000)	0.15	-
Exercised	-	-	-
Exercisable at October 31, 2020	-	$-	-

NOTE 12 - RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2020 and 2019, total payments of $15,000 and $15,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2020, and July 31, 2020 there is $27,500 and $27,500 credited to accounts payable.

As of October 31, 2020 and July 31, 2020, there is $2,200 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of October 31, 2020, the Company owes $23,210 on this loan. This loan is in default.

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2020 and 2019

Revenue
Revenues of oil and gas for the three months ended October 31, 2020 and 2019 were $0 and $1,231, respectively, a decrease of $1,231. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $6,600 and $0 for the three months ended October 31, 2020 and 2019, respectively. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in either period.

Consulting
Consulting fees were $500 and $0 for the three months ended October 31, 2020 and 2019, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects.

Consulting – related party
Consulting – related party services were $15,000 and $15,000 for the three months ended October 31, 2020 and 2019, respectively. Fees at $5,000 per month are paid to Noel Schaefer, Director, but are billed as consulting fees.

Professional fees
Professional fees were $33,500 and $17,660 for the three months ended October 31, 2020 and 2019, respectively, an increase of $15,840 or 89.6%. Professional fees generally consist of legal, audit and accounting expense. The increase can primarily be attributed to an increase in audit fees billed during the period.

Mineral property expenditures
Mineral property expenditures were $1,000 and $15,133 for the three months ended October 31, 2020 and 2019, respectively, a decrease of $14,133 or 93%. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $4,621 and $5,114 for the three months ended October 31, 2020 and 2019, respectively, a decrease of $493 or 10%. The decrease can be attributed to a decrease in travel and office expense.

Interest expense
During the three months ended October 31, 2020 and 2019 we had interest expense of $3,979 and $2,891, respectively, an increase of $1,088 or 38%. The increase is due to newly acquired loans in the later part of fiscal year 2020.

Other income
During the three months ended October 31, 2020, we had other income of $25,000, that was received as a onetime payment pursuant to the terms of a joint venture agreement the we entered into.

Net Loss
For the three months ended October 31, 2020, we had a net loss of $40,200 as compared to a net loss of $54,567 for the three months ended October 31, 2019.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $60,899 for the three months ended October 31, 2020. Cash used for operating activities was $62,191 for the three months ended October 31, 2019.

Financing Activities
Net cash provided by financing activities was $75,000 for the three months ended October 31, 2020. We received $80,000 from the sale of our common stock, which was offset by a $5,000 repayment on one of our loans payable. Net cash provided by financing activities was $95,010 for the three months ended October 31, 2019. In the prior period we received $10 from a related party, $75,000 from other loans and sold common stock from cash proceeds of $20,000.

We had the following loans outstanding as of October 31, 2020:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of October 31, 2020, there is $85,000 and $51,752 of principal and accrued interest, respectively, due on this loan. As of July 31, 2020, there was $85,000 and $50,038 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of October 31, 2020 and July 31, 2020, there is $4,635 and $4,257, respectively, of accrued interest due on this loan. This note is currently in default.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2020, there is $15,000 and $3,750 of principal and accrued interest, respectively, due on this loan. As of July 31, 2019, there is $15,000 and $1,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. The loan is unsecured, non-interest bearing and due on demand.

As of October 31, 2020, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2020, there is $1,325 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2020, there is $5,116 of interest accrued on this note.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a full list of our Risk Factors refer to our Form 10-K filed on October 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2020, the Company sold 1,000,200 shares of common stock at $0.03 per share for total cash proceeds of $80,000.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 14, 2020	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director