Form 10-Q
period 2021-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2021-03-17
CIK 1415744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 68,245,679 common shares issued and outstanding as of March 15, 2021.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

 .

	January 31,	July 31,
	2021	2020
ASSETS
Current Assets:
Cash	$22,670	$6,840
Accounts receivable	400	1,146
Other receivable	10,000	10,000

Total Current Assets	33,070	17,986
Other Assets:
Oil and gas properties	28,800	28,800
Total Other Assets	28,800	28,800

TOTAL ASSETS	$61,870	$46,786

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$83,264	$89,037
Accounts payable – related party	29,700	29,700
Accrued liabilities	396,566	437,632
Convertible debt	110,000	110,000
Loans payable	104,000	109,000
Loans payable – related party	23,210	23,210
Total Current Liabilities	746,740	798,579

TOTAL LIABILITIES	746,740	798,579

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 68,245,679 and 63,078,479 shares issued and outstanding, respectively	68,246	63,079
Common stock to be issued		-
Additional paid-in-capital	2,309,051	2,184,218
Accumulated deficit	(3,062,167)	(2,999,090)

Total Stockholders’ Deficit	(684,870)	(751,793)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$61,870	$46,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2021	2020	2021	2020
Revenue, net	$400	$148	$400	$1,379

Operating expenses:
Officer compensation	6,600	-	13,200	-
Consulting	8,000	-	8,000	-
Consulting – related party	15,000	15,000	30,000	30,000
Professional fees	6,250	6,270	39,750	23,930
Mineral property expenditures	-	12,036	1,000	27,169
General and administrative	7,064	3,974	12,185	9,088
Total operating expenses	42,914	37,280	104,135	90,187
Loss from operations	(42,514)	(37,132)	(103,735)	(88,808)

Other income (expense):
Interest expense	(3,979)	(3,979)	(7,958)	(6,870)
Other income	-	-	25,000	-
Gain on forgiveness of debt	23,616	-	23,616	-
Total other income (expense)	19,637	(3,979)	40,658	(6,870)

Loss before provision for income taxes	(22,877)	(41,111)	(63,077)	(95,678)
Provision for income taxes	-	-	-	-
Net Loss	$(22,877)	$(41,111)	$(63,077)	$(95,678)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	66,533,603	56,578,479	62,244,534	56,409,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued for cash	666,660	668	19,332	-	-	20,000
Common stock issued for services	75,000	75	3,750	(3,825)	-	-
Net loss	-	-	-	-	(54,567)	(54,557)
October 31, 2019	56,578,479	56,580	2,047,117	41,100	(3,018,640)	(873,843)
Net loss	-	-	-	-	(41,111)	(41,111)
January 31, 2020	56,578,479	$56,580	$2,047,117	$41,100	$(3,059,751)	$(914,954)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Deficit	Total
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$-	$(2,999,090)	$(751,793)
Common stock sold for cash	1,000,200	1,000	29,000	50,000	-	80,000
Net loss	-	-	-	-	(40,200)	(40,200)
October 31, 2020	64,078,679	64,079	2,213,218	50,000	(3,039,290)	(711,993)
Common stock sold for cash	4,167,000	4,167	95,833	(50,000)	-	50,000
Net loss	-	-	-	-	(22,877)	(22,877)
January 31, 2021	68,245,679	$68,246	$2,309,051	$-	$(3,062,167)	$(684,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended January 31,
	2021	2020
Cash Flow from Operating Activities:
Net loss	$(63,077)	$(95,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(23,616)
Changes in Operating Assets and Liabilities:
Accounts receivable	746	-
Prepaid expenses	-	4,500
Accounts payables and accrued liabilities	(23,223)	(21,162)
Accounts payable – related party	-	3,500
Net cash used in operating activities	(109,170)	(108,840)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loans payable	-	75,000
Repayment of loan payable	(5,000)	-
Proceeds from loans payable – related party	-	22
Proceeds from the sale of common stock	130,000	20,000
Net cash provided by financing activities	125,000	95,022

Net increase (decrease) in cash	15,830	(13,818)

Cash at beginning of the period	6,840	21,847
Cash at end of the period	$22,670	$8,029

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.
Condensed Notes to Consolidated Financial Statements
January 31, 2021
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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2021 and July 31, 2020.

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

For the six months ended January 31, 2021, the Company had 2,596,233 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,730,822 and 864,411, respectively. For the six months ended January 31, 2020 the Company had 3,682,683 potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,645,122 and 822,561, respectively, and an additional 1,215,000 warrants. The diluted loss per share is the same as the basic loss per share for the three and six months ended January 31, 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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
 NOTE 3 - GOING CONCERN
The accompanying unaudited consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2021, the Company has an accumulated deficit of $3,062,167. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Richey #1 well was plugged on January 3, 2018. As of July 31, 2019, management determined that the $50,000 asset carried on the balance sheet was impaired resulting in a loss on impairment of $21,200 lowering the value of the investment in the Richey lease to $28,800. No additional impairment was recognized through January 31, 2021.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of January 31, 2021 and July 31, 2020, the Company has accounted for $285,453 and $334,000, respectively, in its accrued liabilities (Note 7).

The Company has received notice, effective October 27, 2020, that its Option Agreement to earn an interest in the Winnemucca Mountain Gold Property has been terminated for being in default of certain terms and conditions of the Agreement. Management is in discussions with the principals of the Winnemucca property to resolve any outstanding obligations.

During the six months ended January 31, 2021, the Company received confirmation of the current amount due resulting in the reduction of the liability to $285,453. As a result, the Company recognized a gain on debt forgives of $23,616.

NOTE 7 - ACCRUED LIABILITIES

The Company has partnered with others whereby they provide all or a portion of the working capital for either well work to be completed on existing properties or towards the acquisition of new properties. As of January 31, 2021 and July 31, 2020, the Company has unused funds it has received of $23,175 and $23,175, respectively.

Accrued liabilities are as follows:

	January 31, 2021	July 31, 2020
General accrual	$1,961	$2,444
Interest	$70,551	$62,597
Distributions and royalty	$15,416	$15,416
Advances for well work	$23,175	$23,175
Winnemucca Property	$285,453	$334,000
	$396,556	$437,632

NOTE 8 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2021, there is $85,000 and $53,466 of principal and accrued interest, respectively, due on this loan. As of July 31, 2020, there was $85,000 and $50,038 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2021 and July 31, 2020, there is $5,013 and $4,257, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 9 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2021, there is $15,000 and $4,125 of principal and accrued interest, respectively, due on this loan. As of July 31, 2020, there is $15,000 and $3,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. The loan is unsecured, non-interest bearing and due on demand.

As of January 31, 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2021, there is $1,627 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2021, there is $6,325 of interest accrued on this note.

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

During the six months ended January 31, 2021, the Company sold 2,667,200 shares of common stock at $0.03 per share for total cash proceeds of $80,000.

During the six months ended January 31, 2021, the Company sold 2,500,000 shares of common stock at $0.02 per share for total cash proceeds of $50,000.

NOTE 11 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2019	2,365,000	$0.15	$.65
Granted	-	-	-
Expired	(1,865,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	-	-	-
Expired	(500,000)	0.15	-
Exercised	-	-	-
Exercisable at January 31, 2021	-	$-	-

NOTE 12 - RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2021 and 2020, total payments of $30,000 and $30,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2021, and July 31, 2020 there is $27,500 and $27,500 credited to accounts payable.

As of January 31, 2021 and July 31, 2020, there is $2,200 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of January 31, 2021, the Company owes $23,210 on this loan. This loan is in default.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2021 and 2020

Revenue
Revenues of oil and gas for the three months ended January 31, 2021 and 2020 were $400 and $148, respectively, an increase of $252. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $6,600 and $0 for the three months ended January 31, 2021 and 2020, respectively. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in either period.

Consulting
Consulting fees were $8,000 and $0 for the three months ended January 31, 2021 and 2020, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects.

Consulting – related party
Consulting – related party services were $15,000 and $15,000 for the three months ended January 31, 2021 and 2020, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees
Professional fees were $6,250 and $6,270 for the three months ended January 31, 2021 and 2020, respectively, a decrease of $20. Professional fees generally consist of legal, audit and accounting expense. The increase can primarily be attributed to an increase in audit fees billed during the period.

Mineral property expenditures
Mineral property expenditures were $0 and $12,036 for the three months ended January 31, 2021 and 2020, respectively, a decrease of $12,036. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $7,064 and $3,974 for the three months ended January 31, 2021 and 2020, respectively, an increase of $3,090 or 77.7%. The increase can be attributed to an increase in our transfer agent fees for the period.

Interest expense
During the three months ended January 31, 2021 and 2020 we had interest expense of $3,979 and $3,979, respectively.

Other income
During the three months ended January 31, 2021, we recognized a gain on the forgiveness of debt of $23,616.

Net Loss
For the three months ended January 31, 2021, we had a net loss of $22,877 as compared to a net loss of $41,111 for the three months ended January 31, 2020.

Results of Operations for the Six Months Ended January 31, 2021 and 2020

Revenue
Revenues of oil and gas for the six months ended January 31, 2021 and 2020 were $400 and $1,379, respectively, a decrease of $979 or 70.9%. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $13,200 and $0 for the six months ended January 31, 2021 and 2020, respectively. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in either period.

Consulting
Consulting fees were $8,000 and $0 for the six months ended January 31, 2021 and 2020, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects.

Consulting – related party
Consulting – related party services were $30,000 and $30,000 for the six months ended January 31, 2021 and 2020, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees
Professional fees were $39,750 and $23,930 for the six months ended January 31, 2021 and 2020, respectively, an increase of $15,820 or 66.1%. Professional fees generally consist of legal, audit and accounting expense. The increase can primarily be attributed to an increase in audit fees billed during the period.

Mineral property expenditures
Mineral property expenditures were $1,000 and $27,169 for the six months ended January 31, 2021 and 2020, respectively, a decrease of $26,169. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $12,185 and $9,088 for the six months ended January 31, 2021 and 2020, respectively, an increase of $3,097 or 34%. The increase can be attributed to an increase in our transfer agent fees for the period.

Interest expense
During the six months ended January 31, 2021 and 2020 we had interest expense of $7,958 and $6,870, respectively, an increase of $1,088 or 15.8%. The increase is due to newly acquired loans in the later part of fiscal year 2020.

Other income
During the six months ended January 31, 2021, we had other income of $25,000, that was received as a onetime payment pursuant to the terms of a joint venture agreement that we entered into. We also recognized a gain on the forgiveness of debt of $23,616.

Net Loss
For the six months ended January 31, 2021, we had a net loss of $63,077 as compared to a net loss of $95,678 for the six months ended January 31, 2020.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $109,170 for the six months ended January 31, 2021. Cash used for operating activities was $108,840 for the six months ended January 31, 2020.

Financing Activities
Net cash provided by financing activities was $125,000 for the six months ended January 31, 2021. We received $130,000 from the sale of our common stock, which was offset by a $5,000 repayment on one of our loans payable. Net cash provided by financing activities was $95,022 for the six months ended January 31, 2020. In the prior period we received $22 from a related party, $75,000 from other loans and sold common stock from cash proceeds of $20,000.

We had the following loans outstanding as of January 31, 2021:

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matures on March 26, 2020. As of January 31, 2021, there is $85,000 and $53,466 of principal and accrued interest, respectively, due on this loan. This note is currently in default.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of January 31, 2021 there is $5,013 of accrued interest due on this loan. This note is currently in default.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2021, there is $15,000 and $4,125 of principal and accrued interest, respectively, due on this loan.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. The loan is unsecured, non-interest bearing and due on demand.

As of January 31, 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2021, there is $1,627 of interest accrued on this note.
.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2021, there is $6,325 of interest accrued on this note.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. For a full list of our Risk Factors refer to our Form 10-K filed on January 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2021, the Company sold 2,667,200 shares of common stock at $0.03 per share for total cash proceeds of $80,000.

During the six months ended January 31, 2021, the Company sold 2,500,000 shares of common stock at $0.02 per share for total cash proceeds of $50,000.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 17, 2021	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director