Form 10-K
period 2021-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2021-10-29
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,585,261 based on 26,421,012 non affiliate shares outstanding at $0.06 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 25, 2021, the issuer had 81,052.338 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2021

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

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects. There was no activity with Kathis Energy, LLC during 2021 fiscal year.

On May 7, 2018, the Company created a wholly owned subsidiary, ENMEX Operations LLC (“ENMEX”), a duly formed Limited Liability Company in the State of Quintana Roo, Mexico for the purpose of conducting business in Mexico in prospective real estate development projects. There has been no activity from inception to date.

Current Business

Refer to NOTE 4 and NOTE 5 for property information.

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

Employees

As of July 31, 2021, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 881 West State Road, Pleasant Grove, UT.

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

 On October 11, 2021 there were approximately 81 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended July 31, 2021, the Company sold 2,667,200 shares of common stock at $0.03 per share for total cash proceeds of $50,000.

On July 31, 2021, the Company issued 250,000 shares of common stock in conversion of a $25,000 accounts payable. The shares were value at $0.04, the closing stock price on the date of grant. The Company recognized a $15,000 gain on the conversion.

During the year ended July 31, 2021, the Company sold 2,500,000 shares of common stock to Mr. Miranda at $0.02 per share for total cash proceeds of $50,000. Mr. Miranda purchased an additional 600,000 shares of common stock at $0.03 per shares for $18,000.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2021.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2021 and 2020

Revenue
Revenues of oil and gas for the years ended July 31, 2021 and 2020 were $0 and $2,949, respectively, a decrease of $2,949. Revenues are earned primarily from the J.E. Richey Lease from the sale of oil and gas and are recorded net of any distributions paid. The decrease in revenue is due to lower production as well as lower oil and gas prices.

Officer compensation
Officer compensation was $26,400 and $6,600 for the years ended July 31, 2021 and 2020, respectively, an increase of $19,800. We began to incur monthly compensation expense for our new CFO in April 2020 and no compensation has been accrued or paid to the CEO in the current period.

Consulting – related party
Consulting – related party services were $60,000 and $60,000 for the years ended July 31, 2021 and 2020. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees.

Consulting expense
Consulting fees were $8,000 and $12,700 for the years ended July 31, 2021 and 2020, respectively, a decrease of $4,700, or 37%. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects.

Professional fees
Professional fees were $49,566 and $53,523 for the years ended July 31, 2021 and 2020, respectively, a decrease of $3,957, or 7%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in accounting fees that was offset with an increase in audit fees.

Mineral property expenditures
Mineral property expenditures were $1,000 and $35,669 for the years ended July 31, 2021 and 2020, respectively, a decrease of $34,669, or 97%. Expenditures include lease payments for the working interest in the mineral properties and rework expense. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative
General and administrative expense was $32,944 and $22,384 for the years ended July 31, 2021 and 2020, respectively, an increase of $10,560.

Other expense
During the year ended July 31, 2021 we had total other expense of $65,058 compared to $152,910 in the prior year. During the current year we incurred interest expense of $93,017, which included a $72,631 expense for the issuance of warrnates on a loan conversion , a loss on the impairment of oil rights of $28,800 and a loss on debt conversion of $6,857, which was offset with a gain on forgiveness of debt of $38,616, and other income of $25,000. During the prior year we incurred interest expense of $14,795, which was offset with a gain on forgiveness of debt of $167,705.

Net Loss
For the year ended July 31, 2021, we had a net loss of $242,968 as compared to a net loss of $35,017 for year ended July 31, 2020. Our net loss in the current year increased mainly due to the expense incurred for the issuance of warrants.

Liquidity and Financial Condition

Operating Activities
Cash used by operating activities was $168,873 for the year ended July 31, 2021. Cash used for operating activities was $204,007 for the year ended July 31, 2020.

Investing Activities
We used $0 for investing activities for the year ended July 31, 2021 and 2020.

Financing Activities
Net cash provided by financing activities was $163,000 for year ended July 31, 2021 compared to $189,000for the year ended July 31, 2020. During the year ended July 31, 2021, we received $163,000 from the sale of common stock. During the year ended July 31, 2020, we received $100,000 from the sale of common stock and $89,000 from loan proceeds.

We had the following loans outstanding as of July 31, 2021:
On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2021 and 2020, there is $5,769 and $4,257, respectively, of accrued interest due on this loan. This loan was converted to shares of common stock in September 2021.

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. As of July 30, 2020, there is $15,000 and $3,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company. The loan is unsecured, non-interest bearing and due on demand.

As of April 30, 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2021, there is $2,232 of interest accrued on this note. This loan was converted to shares of common stock in September 2021.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2021, there is $8,745 of interest accrued on this note.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2021	2020
ASSETS
Current Assets:
Cash	$967	$6,840
Accounts receivable	-	1,146
Other receivable	-	10,000
Total Current Assets	967	17,986

Other Assets:
Oil and gas properties	-	28,800
Total Other Assets	967	28,800

TOTAL ASSETS	$967	$46,786

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$56,936	$89,037
Accounts payable – related party	34,700	29,700
Accrued liabilities	348,344	437,632
Convertible debt	25,000	110,000
Loans payable	109,000	109,000
Loans payable – related party	23,210	23,210
Total Current Liabilities	597,190	798,579

TOTAL LIABILITIES	597,190	798,579

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 77,818,338 shares issued, 72,818,338 shares outstanding as of July 31, 2021; 63,078,479 shares issued and outstanding as of July 31, 2020	72,819	63,079
Common stock to be issued	18,000	-
Additional paid-in-capital	2,555,016	2,184,218
Accumulated deficit	(3,242,058)	(2,999,090)

Total Stockholders’ Deficit	(596,223)	(751,793)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$967	$46,786

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years EndedJuly 31,
	2021	2020

Revenue	$-	$2,949

Operating expenses:
Officer compensation	26,400	6,600
Consulting – related party	60,000	60,000
Consulting	8,000	12,700
Professional fees	49,566	53,523
Mineral property expenditures	1,000	35,669
General and administrative expenses	32,944	22,384
Total operating expenses	177,910	190,876
Loss from operations	(177,910)	(187,927)

Other income (expense):
Interest expense	(93,017)	(14,795)
Other income	25,000	-
Gain on forgiveness of debt	38,616	-
Loss on impairment of oil rights	(28,800)	-
Gain on the assignment of property interests	-	167,705
Loss on conversion of debt	(6,857)	-
Total other (expense) income	(65,058)	152,910

Loss before provision for income taxes	(242,968)	(35,017)
Provision for income taxes	-	-
Net Loss	$(242,968)	$(35,017)

Net loss per share from operations, basic and diluted	$(0.00)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	68,102,636	58,125,466

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)
FOR THE YEARS ENDED JULY 31, 2021 AND 2020

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2019	55,836,819	$55,837	$2,024,035	$44,925	$(2,964,073)	$(839,276)
Common stock issued	1,075,000	1,075	43,850	(44,925)	-	-
Common stock issued for cash – related party	5,500,000	5,500	74,500	-	-	80,000
Common stock issued for cash	666,660	667	19,333	-	-	20,000
Forgiveness of related party debt	-	-	22,500	-	-	22,500
Net loss for the year ended July 31, 2020	-	-	-	-	(35,017)	(35,017)
Balance, July 31, 2020	63,078,479	63,079	2,184,218	-	(2,999,090)	(751,793)
Common stock issued for cash	2,667,200	2,667	77,333	-	-	80,000
Common stock issued for cash – related party	3,000,000	3,000	62,000	18,000	-	83,000
Common stock issued for conversion of debt	4,072,659	4,073	231,465	-	-	235,538
Net loss for the year ended July 31, 2021	-	-	-	-	(242,968)	(242,968)
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(242,968)	$(35,017)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on the assignment of property interests	-	(167,705)
Gain on forgiveness of debt	(38,616)	-
Loss on conversion of debt	6,857	-
Loss on disposal of oil rights	28,800	-
Cost of borrowing	72,631	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	5,000
Accounts receivable	1,146	(1,146)
Other receivable	10,000	-
Accounts payables and accrued liabilities	(39,345)	(22,135)
Accounts payable – related party	27,236	2,200
Accrued interest	12,244	14,796
Net cash used in operating activities	(168,873)	(204,007)

Cash Flows used in Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	89,000
Repayment of loan payable	(5,000)	-
Proceeds from the sale of common stock	163,000	100,000
Net cash provided by financing activities	163,000	189,000

Net decrease in cash	(5,873)	(15,007)

Cash at beginning of the year	6,840	21,847
Cash at end of the year	$967	$6,840

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash activity:
Forgiveness of related party debt	$-	$22,500
Conversion of debt	$166,580	$-

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.
Notes to Consolidated Financial Statements
July 31, 2021

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

Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2021 and 2020.

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

For the year ended July 31, 2021, the Company had 1,911,330 of potentially dilutive shares from warrants. For the year ended July 31, 2020, the Company had 3,031,958 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,687,972 and 843,986, respectively, and an additional 500,000 warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2021 and 2020, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements
In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842).  This new guidance became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2021, the Company has an accumulated deficit of $3,242,058. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES

Active Projects:

The Company currently has one active lease. We hold a 24% working interest in one producing well (“Concho Richey #1”) on the lease and a 100% working interest in the remainder of the 206-acre J. E Richey Lease.

The Richey #1 well was plugged on January 3, 2018. As of July 31, 2021, management determined that the asset carried on the balance sheet was fully impaired resulting in a loss on impairment of $28,800 for the year ended July 31, 2021.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of July 31, 2021 and 2020, the Company has accounted for $285,453 and $334,000, respectively, in its accrued liabilities.

The Company has received notice, effective October 27, 2020, that its Option Agreement to earn an interest in the Winnemucca Mountain Gold Property has been terminated for being in default of certain terms and conditions of the Agreement. Management is in discussions with the principals of the Winnemucca property to resolve any outstanding obligations.

During the year ended July 31, 2021, the Company received notice of the current amount due resulting in the reduction of the liability to $285,453. As a result, the Company recognized a gain on debt forgiveness of $23,616.

The Company does not fully agree with the amount due and is working to resolve the issue.

NOTE 6 - CONVERTIBLE DEBT

On August 22, 2013 the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matured on March 26, 2020. As of July 31, 2020, there was $85,000 and $50,908 of principal and accrued interest, respectively, due on this loan. On July 31, 2021, the Note holder converted this note in full into 3,822,659 shares of common stock and 1,911,330 warrants. The shares were value at $0.04. The Company recognized a loss on the conversion of $6,857.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. As of July 31, 2021 and 2020, there is $5,769 and $4,257, respectively, of accrued interest due on this loan. This note is currently in default.

NOTE 7 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. As of July 30, 2020, there is $15,000 and $3,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company. The loan is unsecured, non-interest bearing and due on demand.

As of April 30, 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2021, there is $2,232 of interest accrued on this note.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2021, there is $8,745 of interest accrued on this note.

NOTE 8 - COMMON STOCK

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

On May 5, 2021, the Company issued 5,000,000 shares of common stock to Foster S Zeiders, per the terms of the agreement with Calihoma Partners LLC (Note 10). The shares are being held by the transfer agent and are disclosed as issued but not outstanding.

During the year ended July 31, 2020, the Company sold 3,000,000 shares of common stock at $0.01 per share for total cash proceeds of $30,000.

During the year ended July 31, 2021, the Company sold 2,667,200 shares of common stock at $0.03 per share for total cash proceeds of $50,000.

On July 31, 2021, the Company issued 250,000 shares of common stock in conversion of a $25,000 accounts payable. The shares were value at $0.04, the closing stock price on the date of grant. The Company recognized a $15,000 gain on the conversion.

As discussed in Note 6 a note holder converted his note in full into 3,822,659 shares of common stock.

Refer to Note 11 for stock issued to related parties.

NOTE 9 – WARRANTS

The Company issued 1,911,330 warrants as part of a debt conversion (Note 6). The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $72,631 of the Warrants with the following inputs: stock price of $0.04, exercise price of $0.08, 2-year term, volatility of 313%, and a risk free rate of 0.19.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2019	2,365,000	$0.15	$.65
Granted	-	-	-
Expired	(1,865,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	1,911,330.08		2
Expired	(500,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2021	1,911,330	$0.15	2

NOTE 10 - COMMITTEMENTS AND CONTINGENCIES

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of July 31, 2021, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the years ended July 31, 2021 and 2020, total payments of $60,000 and $60,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2021, and July 31, 2020 there is $32,500 and $27,500 credited to accounts payable.

As of July 31, 2021 and July 31, 2020, there is $2,200 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2021, the Company owes $23,210 on this loan. This loan is in default.

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
During the year ended July 31, 2021, the Company sold 2,500,000 shares of common stock to Mr. Miranda at $0.02 per share for total cash proceeds of $50,000. Mr. Miranda purchased an additional 600,000 shares of common stock at $0.03 per shares for $18,000. The 600,000 shares have not been issued by the transfer agent as of July 31, 2021, so are disclosed as common stock to be issued.

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

The provision for Federal income tax consists of the following July 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$231,000	$9,100
Other nondeductible expenses	194,600	-
Less: valuation allowance	(425,600)	(9,100)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$250,700	$964,100
Less: valuation allowance	(250,700)	(964,100))
Net deferred tax asset	$-	$-

At July 31, 2021, the Company had net operating loss carry forwards of approximately $964,100 that maybe offset against future taxable income.  No tax benefit has been reported in the July 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs)

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to July 31, 2021, the Company issued the 600,000 due to Mr. Miranda. In addition, Mr. Miranda purchased as an additional 2,100,000 shares for $63,000.

Subsequent to July 31, 2021, the Company sold 50,000 shares of common stock for total proceeds of $5,000.

Subsequent to July 31, 2021, note holders converted $48,400 into 484,000 shares of common stock.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	66	Chief Operating Officer, Secretary & Director	July 6, 2018
Victor Miranda	38	Director	July 6, 2018
Ivan Webb	70	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	51	Chief Financial Officer	February 7, 2020

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

Code of Ethics

The Company has not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2021 and 2020; and

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Howard Siegel(1) President & Director	2020	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
Noel Schaefer(2) Chief Operating Officer & Director	2021 2020	$60,000 $60,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$60,000 $60,000
Victor Miranda (3) Director	2021 2020	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	NA NA
Ivan Webb(4) Chief Executive Officer & Director	2021 2020	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$0 $0
Rachel Boulds (5) Chief Financial Officer	2021 2020	$26,400 $8,800	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$26,400 $8,800

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
(4)	Ivan Webb was appointed Vice President on March 16, 2015 and on July 6, 2018 was appointed Chief Executive Officer
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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2021, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2021 and 20220.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	90,000.11%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	2.8%
Victor Miranda, Director	Common stock	11,200,000	13.9%
Rachel Boulds, CFO	Common stock	-	-
All officers and director as a group (4 persons)	Common stock	13,290,000	16.81%

Labrador Capital SAPI CV (3)		5,000,000	6.2%
Starcom SA DE CV	Common stock	5,000,000	6.2%
All others as a group (3 persons)		10,000,000	12.6%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 79,218,338 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 10, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

For the years ended July 31, 2021 and 2020, total payments of $60,000 and $60,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2021, and July 31, 2020 there is $32,500 and $27,500 credited to accounts payable.

As of July 31, 2021 and July 31, 2020, there is $2,200 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of July 31, 2021, the Company owes $23,210 on this loan. This loan is in default.

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

During the year ended July 31, 2021, the Company sold 2,500,000 shares of common stock to Mr. Miranda at $0.02 per share for total cash proceeds of $50,000. Mr. Miranda purchased an additional 600,000 shares of common stock at $0.03 per shares for $18,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2021 and for the fiscal year ended July 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2021	July 31, 2020
Audit Fees	$43,000	$25,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$43,000	$25,000

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2021)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: October 29, 2021	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer