Form 10-K/A
period 2021-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2021-11-17
CIK 1415744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Paragraph
This Amendment No. 1 to the Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, which the Registrant previously filed with the Securities and Exchange Commission on October 29, 2021. The Registrant is filing this Amendment to include the Report of Independent Registered Public Accounting Firm. Due to a filing error the report was unintentionally omitted.

Except as set forth above, the original filing has not been amended, updated or otherwise modified.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K/A for a summary of our critical accounting policies and recently adopting and issued accounting standards.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Minerals & Exploration, Ltd. (the Company) as of July 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended July 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are  no critical audit matters.
/s/ Haynie & Company
Salt Lake City, Utah October 29, 2021
We have served as the Company’s auditor since 2020.

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K/A for the Year Ended July 31, 2021)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 17, 2021	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer