Form 10-Q
period 2021-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2021-12-15
CIK 1415744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

_____________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 76,052,338 common shares issued and December 15, 2021.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2021

2

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

3

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	July 31,
	2021	2021
ASSETS
Current Assets:
Cash	$18,814	$967
Total Current Assets	18,814	967

TOTAL ASSETS	$18,814	$967

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$63,280	$56,936
Accounts payable – related party	29,700	34,700
Accrued liabilities	341,928	348,344
Convertible debt	-	25,000
Loans payable	94,000	109,000
Loans payable – related party	23,210	23,210
Total Current Liabilities	552,118	597,190

TOTAL LIABILITIES	552,118	597,190

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 81,052,338 shares issued, 76,052,338 shares outstanding as of October 31, 2021; 77,818,338 shares issued, 72,818,338 shares outstanding as of July 31, 2021	76,053	72,819
Common stock to be issued	-	18,000
Additional paid-in-capital	2,686,182	2,555,016
Accumulated deficit	(3,295,539)	(3,242,058)

Total Stockholders’ Deficit	(533,304)	(596,223)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$18,814	$967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020

Operating expenses:
Officer compensation	$6,600	$6,600
Consulting – related party	15,000	15,000
Professional fees	19,450	33,500
Mineral property expenditures	-	1,000
General and administrative expenses	10,447	5,121
Total operating expenses	51,497	61,221
Loss from operations	(51,497)	(61,221)

Other income (expense):
Interest expense	(1,984)	(3,979)
Other income	-	25,000
Total other (expense) income	(1,984)	21,021

Loss before provision for income taxes	(53,481)	(40,200)
Provision for income taxes	-	-
Net Loss	$(53,481)	$(40,200)

Net loss per share from operations, basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	74,510,229	63,955,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$-	$(2,999,090)	$(751,793)
Common stock issued for cash	1,000,000	1,000	29,000	50,000	-	80,000
Net loss	-	-	-	-	(40,200)	(40,200)
Balance, October 31, 2020	64,078,479	$63,079	$2,213,218	$50,000	$(3,039,290)	$(711,993)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	-	-	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	-	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	-	-	48,400
Net loss	-	-	-	-	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	$76,053	$2,686,182	$-	$(3,295,539)	$(533,304)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(53,481)	$(40,200)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	6,345	(24,678)
Accounts payable – related party	(5,000)	3,979
Accrued interest	1,983	-
Net cash used in operating activities	(50,153)	(60,899)

Cash Flows used in Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	-
Repayment of loan payable	(5,000)	(5,000)
Proceeds from the sale of common stock	68,000	80,000
Net cash provided by financing activities	68,000	75,000

Net increase in cash	17,847	14,101

Cash at beginning of the year	967	6,840
Cash at end of the year	$18,814	$20,941

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$48,400	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

7

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

October 31, 2021

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2021 and 2020.

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

For the three months ended October 31, 2021, the Company had 1,911,330 of potentially dilutive shares from warrants. For the three months ended October 31, 2020, the Company had 2,564,365 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,709,397 and 854,968, respectively.

Recently issued accounting pronouncements

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2021, the Company has an accumulated deficit of $3,295,539. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of October 31, 2021 and July 31, 2021, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

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

NOTE 6 - CONVERTIBLE DEBT

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. During the three months ended October 31, 2021, the note holder converted the $25,000 of principal and $6,000 of interest into 310,000 shares of common stock.

NOTE 7 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2021, there is $15,000 and $5,250 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company. The loan is unsecured, non-interest bearing and due on demand.

As of October 31. 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. During the three months ended October 31, 2021, the note holder converted the $15,000 of principal and $2,400 of interest into 174,000 shares of common stock.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2021, there is $9,955 of interest accrued on this note.

NOTE 8 - COMMON STOCK

During the three months ended October 31, 2021, the Company sold 50,000 shares of common stock at $0.10 per share for total cash proceeds of $5,000.

As discussed in Note 6 a note holder converted their note in full into 310,000 shares of common stock.

As discussed in Note 7 a note holder converted their note in full into 174,000 shares of common stock.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	1,911,330	.08	2
Expired	(500,000)	0.15	—
Exercised	—	—	—
Exercisable at July 31, 2021	1,911,330	$0.15	2
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Exercisable at October 31, 2021	1,911,330	$0.15	1.75

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

NOTE 11 - RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2021 and 2020, total payments of $20,000 and $15,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2021, and July 31, 2021 there is $27,500 and $32,500 credited to accounts payable.

As of October 31, 2021 and July 31, 2021, there is $2,200 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. As of October 31, 2021, the Company owes $23,210 on this loan. This loan is in default.

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

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000shares were issued during the three months ended October 31, 2021.

During the three months ended October 31, 2021, Mr. Miranda purchased 2,100,000 shares of common stock at $0.03 per share for $63,000.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2021 and 2020

We had not revenue for the three months ended October 31, 2021 and 2020.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended October 31, 2021 and 2020, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $15,000 and $15,000 for the three months ended October 31, 2021 and 2020, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $19,450 and $33,500 for the three months ended October 31, 2021 and 2020, respectively, a decrease of $14,050 or 41%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

Mineral property expenditures

Mineral property expenditures were $0 and $1,000 for the three months ended October 31, 2021 and 2020, respectively, a decrease of $1,000. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative

General and administrative expense was $10,447 and $5,121 for the three months ended October 31, 2021 and 2020, respectively, an increase of $5,326 or 104%. The increase is mainly due to an increase in transfer agent fees.

Interest expense

During the three months ended October 31, 2021 and 2020 we had interest expense of $1,984 and $3,979, respectively.

Other income

During the three months ended October 31, 2020, we had other income of $25,000 that was received as a one-time payment pursuant to the terms of a joint venture agreement the we entered into.

Net Loss

For the three months ended October 31, 2021, we had a net loss of $53,481 as compared to a net loss of $40,200 for the three months ended October 31, 2020, an increase of $1,995, or 33%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $50,153 for the three months ended October 31, 2021. Cash used for operating activities was $60,899 for the three months ended October 31, 2020.

Financing Activities

Net cash provided by financing activities was $68,000 for the three months ended October 31, 2021. We received $68,000 from the sale of our common stock.  Net cash provided by financing activities was $75,000 for the three months ended October 31, 2020. In the prior period we repaid $5,000 of a loan payable and sold common stock from cash proceeds of $80,000.

We had the following loans outstanding as of October 31, 2021:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2021, there is $15,000 and $5,250 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company. The loan is unsecured, non-interest bearing and due on demand.

As of October 31, 2021, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2021, there is $9,955 of interest accrued on this note.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2021, the Company sold 50,000 shares of common stock at $0.10 per share for total cash proceeds of $5,000.

During the three months ended October 31, 2021, the Company issued 484,000 shares for conversion of debt.

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000 shares were issued during the three months ended October 31, 2021.

During the three months ended October 31, 2021, Mr. Miranda purchased 2,100,000 shares of common stock at $0.03 per share for $63,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document.
101.CAL	iXBRL Taxonomy Extension Calculation Link base Document.
101.DEF	iXBRL Taxonomy Extension Definition Link base Document.
101.LAB	iXBRL Taxonomy Extension Label Link base Document.
101.PRE	iXBRL Taxonomy Extension Presentation Link base Document.

_________________

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 15, 2021	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director

