Form 10-Q
period 2022-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2022-03-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

_________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 80,135,673 common shares issued and March 14, 2022.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31,	July 31,
	2022	2021
ASSETS
Current Assets:
Cash	$53,348	$967
Total Current Assets	53,348	967

TOTAL ASSETS	$53,348	$967

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$48,364	$56,936
Accounts payable – related party	27,500	34,700
Accrued liabilities	325,729	348,344
Convertible debt	—	25,000
Loans payable	89,000	109,000
Loans payable – related party	—	23,210
Total Current Liabilities	490,593	597,190

TOTAL LIABILITIES	490,593	597,190

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 83,302,338 shares issued, 78,302,338 shares outstanding as of January 31, 2022; 77,818,338 shares issued, 72,818,338 shares outstanding as of July 31, 2021	78,303	72,819
Common stock to be issued	56,967	18,000
Additional paid-in-capital	2,751,532	2,555,016
Accumulated deficit	(3,324,047)	(3,242,058)

Total Stockholders’ Deficit	(437,245)	(596,223)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$53,348	$967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2022	2021	2022	2021
Revenue, net	$—	$400	$—	$400

Operating expenses:
Officer compensation	6,600	6,600	13,200	13,200
Consulting	—	8,000	—	8,000
Consulting – related party	20,000	15,000	35,000	30,000
Professional fees	5,945	6,250	25,395	39,750
Mineral property expenditures	—	—	—	1,000
General and administrative	5,025	7,064	15,472	12,185
Total operating expenses	37,570	42,914	89,067	104,135
Loss from operations	(37,570)	(42,514)	(89,067)	(103,735)

Other income (expense):
Interest expense	(10,392)	(3,979)	(12,376)	(7,958)
Other income	2,287	—	2,287	25,000
Gain on forgiveness of debt	17,167	23,616	17,167	23,616
Total other income	9,062	19,637	7,078	40,658

Loss before provision for income taxes	(28,508)	(22,877)	(81,989)	(63,077)
Provision for income taxes	—	—	—	—
Net Loss	$(28,508)	$(22,877)	$(81,989)	$(63,077)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	76,728,449	66,533,603	75,372,024	62,244,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2022 (Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$—	$(2,999,090)	$(751,793)
Common stock issued for cash	1,000,000	1,000	29,000	50,000	—	80,000
Net loss	—	—	—	—	(40,200)	(40,200)
Balance, October 31, 2020	64,078,479	64,079	2,213,218	50,000	(3,039,290)	(711,993)
Common stock issued for cash	4,167,000	4,167	95,833	(50,000)	—	50,000
Net loss	—	—	—	—	(22,877)	(22,877)
Balance, January 31, 2021	68,245,479	$68,246	$2,309,051	$—	$(3,062,167)	$(684,870)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	—	—	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	—	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	—	—	48,400
Net loss	—	—	—	—	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	76,053	2,686,182	—	(3,295,539)	(533,304)
Common stock issued for cash	250,000	250	7,250	25,050	—	32,550
Common stock issued for cash – related party	2,000,000	2,000	58,000	—	—	60,000
Common stock issued for conversion of debt and accrued interest – related party	-	—	—	31,917	—	31,917
Contributed capital			100			100
Net loss	—	—	—	—	(28,508)	(28,508)
Balance, January 31, 2022	78,302,338	$78,303	$2,751,532	$56,967	$(3,324,047)	$(437,245)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended January 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(81,989)	$(63,077)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(17,167)	(23,616)
Changes in Operating Assets and Liabilities:
Accounts receivable	—	746
Accounts payables and accrued liabilities	(6,821)	(23,223)
Accounts payable – related party	(7,200)	—
Accrued liabilities	10,008	—
Net cash used in operating activities	(103,169)	(109,170)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	—
Repayment of loan payable	(10,000)	(5,000)
Proceeds from the sale of common stock	160,550	130,000
Net cash provided by financing activities	155,550	125,000

Net increase in cash	52,381	15,830

Cash at beginning of the period	967	6,840
Cash at end of the period	$53,348	$22,670

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$80,317	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

January 31, 2022

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2022 and July 31, 2021.

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

For the three and six months ended January 31, 2022, the Company had 1,911,330 of potentially dilutive shares from warrants. For the six months ended January 31, 2021, the Company had 2,596,233 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,730,822 and 864,411, respectively. The diluted loss per share is the same as the basic loss per share for the three and six months ended January 31, 2022 and 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2022, the Company has an accumulated deficit of $3,324,047. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of January 31, 2022 and July 31, 2021, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

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

NOTE 6 - CONVERTIBLE DEBT

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. During the six months ended January 31, 2022, the note holder converted the $25,000 of principal and $6,000 of interest into 310,000 shares of common stock.

NOTE 7 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2022, there is $15,000 and $5,625 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company, which was repaid during the six months ended January 31, 2022. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2022, there is a balance due of $9,000.

As of January 31, 2022, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. During the six months ended January 31, 2022, the note holder converted the $15,000 of principal and $2,400 of interest into 435,000 shares of common stock. As of January 31, 2022, the Company issued 174,000 shares of the stock, with the remaining 261,000 still due.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2022, there is $11,165 of interest accrued on this note.

NOTE 8 - COMMON STOCK

During the six months ended January 31, 2022, the Company sold 50,000 shares of common stock at $0.10 per share for total cash proceeds of $5,000.

During the six months ended January 31, 2022, the Company sold 1,083,335 shares of common stock at $0.03 per share for total cash proceeds of $32,550. As of January 31, 2022, 833,335 of the shares had not yet been issued by the transfer agent; therefore $25,050 has been credited to common stock to be issued. The shares were issued in February 2022.

As discussed in Note 6 a note holder converted their note in full into 310,000 shares of common stock.

As discussed in Note 7 a note holder converted their note in full into 174,000 shares of common stock.

Refer to Note 11 for stock issued to related parties.

NOTE 9 – WARRANTS

The Company issued 1,911,330 warrants as part of a debt conversion in the prior year. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $72,631 of the Warrants with the following inputs: stock price of $0.04, exercise price of $0.08, 2-year term, volatility of 313%, and a risk free rate of 0.19.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	1,911,330	0.08	2
Expired	(500,000)	0.15	—
Exercised	—	—	—
Exercisable at July 31, 2021	1,911,330	$0.08	2
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Exercisable at January 31, 2022	1,911,330	$0.08	1.75

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of January 31, 2022, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2022 and 2021, total payments of $35,000 and $30,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. January 31, 2022, and July 31, 2021 there is $27,500 and $32,500 credited to accounts payable.

As of January 31, 2022 and July 31, 2021, there is $0 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with the wife of the Ivan Webb, CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. On January 30, 2022, Mr. Webb assumed the obligation to pay all interest and principal due totaling $31,917. The Company then agreed to convert the amount into 1,000,000 shares of common stock. As of January 31, 2022, the shares had not yet been issued by the transfer agent; and are disclosed as common stock to be issued. The shares were issued in February 2022.

On January 28, 2022, Mr. Webb, purchased 2,000,000 shares of common stock for $60,000.

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

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000 shares were issued during the six months ended January 31, 2022.

During the six months ended January 31, 2022, Mr. Miranda purchased 2,100,000 shares of common stock at $0.03 per share for $63,000.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Subsequent to January 31, 2022, all shares disclosed as to be issued as of January 31, 2022, were issued by the transfer agent.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2022 and 2021

Revenue

We had revenue for the three months ended January 31, 2022 of $0, compared to $400 for the three months ended January 31, 2021.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended January 31, 2022, and 2021, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $20,000 and $15,000 for the three months ended January 31, 2022, and 2021, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees. During the current period Mr. Schaefer was compensated an additional $5,000.

Professional fees

Professional fees were $5,945 and $6,250 for the three months ended January 31, 2022, and 2021, respectively, a decrease of $305 or 4.9%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

General and administrative

General and administrative expense was $5,025 and $7,064 for the three months ended January 31, 2022, and 2021, respectively, a decrease of $2,039 or 28.9%. The decrease is mainly due to a decrease in transfer agent fees.

Interest expense

During the three months ended January 31, 2022, and 2021 we had interest expense of $10,392 and $3,979, respectively. The increase is due to additional interest charged on the debt assumed by Mr. Webb.

Other income

During the three months ended January 31, 2022, we recognized other income of $2,287 and a gain on forgiveness of debt of $17,167. During the three months ended January 31, 2021, we recognized a gain on forgiveness of debt of $23,616.

Net Loss

For the three months ended January 31, 2022, we had a net loss of $28,508 as compared to a net loss of $22,877 for the three months ended January 31, 2021, an increase of $5,631, or 24.6%.

Results of Operations for the Six Months Ended January 31, 2022 and 2021

Revenue

We had revenue for the six months ended January 31, 2022 of $0, compared to $400 for the six months ended January 31, 2021.

Officer compensation

Officer compensation was $13,200 and $13,200 for the six months ended January 31, 2022, and 2021, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $35,000 and $30,000 for the six months ended January 31, 2022, and 2021, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees. During the current period Mr. Schaefer was compensated an additional $5,000.

Professional fees

Professional fees were $25,395 and $39,750 for the six months ended January 31, 2022, and 2021, respectively, a decrease of $14,355 or 36.1%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

Mineral property expenditures

Mineral property expenditures were $0 and $1,000 for the six months ended January 31, 2022, and 2020, respectively, a decrease of $1,000. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative

General and administrative expense was $15,472 and $12,185 for the six months ended January 31, 2022, and 2021, respectively, an increase of $3,287 or 27%. The increase is mainly due to an increase in transfer agent fees.

Interest expense

During the six months ended January 31, 2022, and 2021 we had interest expense of $12,376 and $7,958, respectively. The increase is due to additional interest charged on the debt assumed by Mr. Webb.

Other income

During the six months ended January 31, 2022, we recognized other income of $2,287 and a gain on forgiveness of debt of $17,167. During the six months ended January 31, 2021, we recognized a gain on forgiveness of debt of $23,616 and other income of $25,000 that was received as a one-time payment pursuant to the terms of a joint venture agreement the we entered into.

Net Loss

For the six months ended January 31, 2022, we had a net loss of $81,989 as compared to a net loss of $63,077 for the six months ended January 31, 2021, an increase of $18,912, or 29.9%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $103,170 for the six months ended January 31, 2022. Cash used for operating activities was $109,170 for the six months ended January 31, 2021.

Financing Activities

Net cash provided by financing activities was $155,551 for the six months ended January 31, 2022. We received $160,551 from the sale of our common stock and $5,000 from a loan payable, which was offset by repayment of $10,000. Net cash provided by financing activities was $125,000 for the six months ended January 31, 2021. In the prior period we repaid $5,000 of a loan payable and sold common stock from cash proceeds of $130,000.

We had the following loans outstanding as of January 31, 2022:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2022, there is $15,000 and $5,625 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On September 9, 2020, the Company repaid $5,000 on this loan. On March 3, 2021, the party loaned another $5,000 to the Company, which was repaid during the six months ended January 31, 2022. The loan is unsecured, non-interest bearing and due on demand.

As of January 31, 2022, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2022, there is $11,165 of interest accrued on this note.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2022, the Company sold 1,083,335 shares of common stock at $0.03 per share for total cash proceeds of $32,550. As of January 31, 2022, 833,335 of the shares had not yet been issued by the transfer agent; therefore $25,050 has been credited to common stock to be issued. The shares were issued in February 2022.

On January 28, 2022, Mr. Webb, purchased 2,000,000 shares of common stock for $60,000.

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