Form 10-Q
period 2022-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2022-06-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

___________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 80,396,673 common shares issued and June 14, 2022.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30,	July 31,
	2022	2021
ASSETS
Current Assets:
Cash	$23,976	$967
Total Current Assets	23,976	967

TOTAL ASSETS	$23,976	$967

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$48,364	$56,936
Accounts payable – related party	29,400	34,700
Accrued liabilities	327,314	348,344
Convertible debt	-	25,000
Loans payable	84,000	109,000
Loans payable – related party	-	23,210
Total Current Liabilities	489,078	597,190

TOTAL LIABILITIES	489,078	597,190

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 85,135,673 shares issued, 80,135,673 shares outstanding as of April 30, 2022; 77,818,338 shares issued, 72,818,338 shares outstanding as of July 31, 2021	80,136	72,819
Common stock to be issued	5,000	18,000
Additional paid-in-capital	2,806,666	2,555,016
Accumulated deficit	(3,356,904)	(3,242,058)

Total Stockholders’ Deficit	(465,102)	(596,223)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$23,976	$967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021
Operating expenses:
Officer compensation	$6,600	$6,600	$19,800	$19,800
Consulting	-	-	-	8,000
Consulting – related party	15,000	15,000	50,000	45,000
Professional fees	5,220	8,587	30,615	48,337
Mineral property expenditures	-	-	-	1,000
General and administrative	4,452	4,369	19,924	16,154
Total operating expenses	31,272	34,556	120,339	138,291
Loss from operations	(31,272)	(34,556)	(120,339)	(138,291)

Other income (expense):
Interest expense	(1,585)	(3,979)	(13,961)	(11,937)
Other income	-	-	2,287	25,000
Gain on forgiveness of debt	-	-	17,167	23,616
Total other income (expense)	(1,585)	(3,979)	5,493	36,679

Loss before provision for income taxes	(32,857)	(38,535)	(114,846)	(101,612)
Provision for income taxes	-	-	-	-
Net Loss	$(32,857)	$(38,535)	$(114,846)	$(101,612)

Loss per share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic & diluted	80,135,673	68,245,679	77,063,822	66,222,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021 AND 2022 (Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2020	63,078,479	$63,079	$2,184,218	$-	$(2,999,090)	$(751,793)
Common stock issued for cash	1,000,000	1,000	29,000	50,000	-	80,000
Net loss	-	-	-	-	(40,200)	(40,200)
Balance, October 31, 2020	64,078,479	64,079	2,213,218	50,000	(3,039,290)	(711,993)
Common stock issued for cash	4,167,000	4,167	95,833	(50,000)	-	50,000
Net loss	-	-	-	-	(22,877)	(22,877)
Balance, January 31, 2021	68,245,479	68,246	2,309,051	-	(3,062,167)	(684,870)
Common stock issued for cash	500,000	500	14,500	-	-	15,000
Net loss	-	-	-	-	(38,535)	(38,535)
Balance, April 30, 2021	68,745,479	$68,746	$2,323,551	$-	$(3,100,702)	$(708,405)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	-	-	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	-	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	-	-	48,400
Net loss	-	-	-	-	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	76,053	2,686,182	-	(3,295,539)	(533,304)
Common stock issued for cash	250,000	250	7,250	25,050	-	32,550
Common stock issued for cash – related party	2,000,000	2,000	58,000	-	-	60,000
Common stock to be issued in conversion of debt and accrued interest – related party	-	-	-	31,917	-	31,917
Contributed capital	-	-	100	-	-	100
Net loss	-	-	-	-	(28,508)	(28,508)
Balance, January 31, 2022	78,302,338	78,303	2,751,532	56,967	(3,324,047)	(437,245)
Common stock issued for cash	833,335	833	24,217	(20,050)	-	5,000
Common stock issued in conversion of debt and accrued interest – related party	1,000,000	1,000	30,917	(31,917)	-	-
Net loss	-	-	-	-	(32,857)	(32,857)
Balance, April 30, 2022	80,135,673	$80,136	$2,806,666	$5,000	$3,356,904	$(465,102)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended April 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(114,846)	$(101,612)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(17,167)	(23,616)
Changes in Operating Assets and Liabilities:
Accounts receivable	-	1,146
Accounts payables and accrued liabilities	(9,189)	(16,619)
Accounts payable – related party	(5,300)	-
Accrued liabilities	13,961	-
Net cash used in operating activities	(132,541)	(140,701)

Cash Flows used in Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	5,000
Repayment of loan payable	(15,000)	(5,000)
Proceeds from the sale of common stock	165,550	145,000
Net cash provided by financing activities	155,550	145,000

Net increase in cash	23,009	4,299

Cash at beginning of the period	967	6,840
Cash at end of the period	$23,976	$11,139

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$80,317	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

April 30, 2022

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2022 and July 31, 2021.

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

For the three and nine months ended April 30, 2022, the Company had 1,911,330 of potentially dilutive shares from warrants. For the nine months ended April 30, 2021, the Company had 2,628,370 of potentially dilutive shares. The shares consisted of common shares and warrants from convertible debt of 1,752,247 and 876,123, respectively. The diluted loss per share is the same as the basic loss per share for the three and nine months ended April 30, 2022 and 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2022, the Company has an accumulated deficit of $3,356,904. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019 option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of April 30, 2022 and July 31, 2021, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

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

NOTE 6 - CONVERTIBLE DEBT

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. During the nine months ended April 30, 2022, the note holder converted the $25,000 of principal and $6,000 of interest into 310,000 shares of common stock.

NOTE 7 – LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2022, there is $15,000 and $6,000 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the nine months ended  April 30, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2022, there is a balance due of $4,000.

As of April 30, 2022, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. During the nine months ended April 30, 2022, the note holder converted the $15,000 of principal and $2,400 of interest into 435,000 shares of common stock. As of April 30, 2022, the Company issued 174,000 shares of the stock, with the remaining 261,000 still due.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2022, there is $12,375 of interest accrued on this note. This note is in default.

NOTE 8 - COMMON STOCK

During the nine months ended April 30, 2022, the Company sold 50,000 shares of common stock at $0.10 per share for total cash proceeds of $5,000.

During the nine months ended April 30, 2022, the Company sold 1,250,002 shares of common stock at $0.03 per share for total cash proceeds of $37,550. As of April 30, 2022, 166,667 of the shares had not yet been issued by the transfer agent; therefore $5,000 has been credited to common stock to be issued.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	1,911,330	0.08	2
Expired	(500,000)	0.15	-
Exercised	-	-	-
Exercisable at July 31, 2021	1,911,330	$0.08	2
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Exercisable at April 30, 2022	1,911,330	$0.08	.25

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of April 30, 2022, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2022 and 2021, total payments of $50,000 and $45,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2022, and July 31, 2021 there is $27,500 and $27,500 credited to accounts payable.

As of April 30, 2022 and July 31, 2021, there is $1,900 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with Winona Webb, the wife of the Ivan Webb, CEO for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. On January 30, 2022, Mr. Webb assumed the obligation from Ms. Webb to pay all interest and principal due totaling $31,917. The Company then agreed to convert the amount into 1,000,000 shares of common stock.

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

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000 shares were issued during the nine months ended April 30, 2022.

During the nine months ended April 30, 2022, Mr. Miranda purchased 2,100,000 shares of common stock at $0.03 per share for $63,000.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2022 and 2021

Revenue

We had no revenue for the three months ended April 30, 2022 or 2021.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended April 30, 2022, and 2021, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $15,000 and $15,000 for the three months ended April 30, 2022, and 2021, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $5,220 and $8,587 for the three months ended April 30, 2022, and 2021, respectively, a decrease of $3,367 or 39.2%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

General and administrative

General and administrative expense was $4,452 and $4,369 for the three months ended April 30, 2022, and 2021, respectively, an increase of $83 or 1.9%.

Interest expense

During the three months ended April 30, 2022, and 2021 we had interest expense of $1,585 and $3,979, respectively. The decrease is due to less interest-bearing debt in the current period as it was converted in prior periods.

Net Loss

For the three months ended April 30, 2022, we had a net loss of $32,857 as compared to a net loss of $38,535 for the three months ended April 30, 2021, a decrease of $5,678, or 14.7%.

Results of Operations for the Nine Months Ended April 30, 2022 and 2021

Revenue

We had no revenue for the nine months ended April 30, 2022 or 2021.

Officer compensation

Officer compensation was $19,800 and $19,800 for the nine months ended April 30, 2022, and 2021, respectively. Officer compensation is paid to our CFO.

Consulting

Consulting expense was $0 and $8,000 for the nine months ended April 30, 2022, and 2021, respectively.

Consulting – related party

Consulting – related party services were $50,000 and $45,000 for the nine months ended April 30, 2022, and 2021, respectively. Fees of $5,000 per month are paid to Noel Schaefer, Director, but are recorded as consulting fees. During the current period Mr. Schaefer was compensated an additional $5,000.

Professional fees

Professional fees were $30,615 and $48,337 for the nine months ended April 30, 2022, and 2021, respectively, a decrease of $17,722 or 36.7%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

Mineral property expenditures

Mineral property expenditures were $0 and $1,000 for the nine months ended April 30, 2022, and 2020, respectively, a decrease of $1,000. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative

General and administrative expense was $19,924 and $16,154 for the nine months ended April 30, 2022, and 2021, respectively, an increase of $3,770 or 23.3%. The increase is mainly due to an increase in transfer agent fees.

Interest expense

During the nine months ended April 30, 2022, and 2021 we had interest expense of $13,961 and $11,937, respectively. The increase is due to additional interest charged on the debt assumed by Mr. Webb, which was offset by a decrease in the third quarter.

Other income

During the nine months ended April 30, 2022, we recognized other income of $2,287 and a gain on forgiveness of debt of $17,167. During the nine months ended April 30, 2021, we recognized a gain on forgiveness of debt of $23,616 and other income of $25,000 that was received as a one-time payment pursuant to the terms of a joint venture agreement we entered into.

Net Loss

For the nine months ended April 30, 2022, we had a net loss of $114,846 as compared to a net loss of $101,612 for the nine months ended April 30, 2021, an increase of $13,234, or 13%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $132,541 for the nine months ended April 30, 2022. Cash used for operating activities was $140,701 for the nine months ended April 30, 2021.

Financing Activities

Net cash provided by financing activities was $155,550 for the nine months ended April 30, 2022. We received $165,550 from the sale of our common stock and $5,000 from a loan payable, which was offset by repayment of $15,000. Net cash provided by financing activities was $145,000 for the nine months ended April 30, 2021. In the prior period we repaid $5,000 of a loan payable and sold common stock from cash proceeds of $145,000.

We had the following loans outstanding as of April 30, 2022:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2022, there is $15,000 and $6,000 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there is $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of April 30, 2022, the Company owed $4,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

As of April 30, 2022, the Company owed $5,000 to a third party. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2022, there is $12,375 of interest accrued on this note.

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

During the nine months ended April 30, 2022, the Company sold 1,250,002 shares of common stock at $0.03 per share for total cash proceeds of $37,550. As of April 30, 2022, 1,66,667 of the shares had not yet been issued by the transfer agent; therefore $5,000 has been credited to common stock to be issued.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 14, 2022	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director

