Form 10-K
period 2022-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2022-10-31
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,617,082 based on 68,217,338 non affiliate shares outstanding at $0.097 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 25, 2022, the issuer had 87,509,357 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2022

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

Our Corporate History and Background

We were incorporated on December 11, 2006, under the laws of the State of Nevada.

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

Employees

As of July 31, 2022, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

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

On October 6, 2022, there were approximately 91 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the fourth quarter, the Company sold 333,334 shares of common stock at $0.03 per share for total cash proceeds of $10,000.

During the fourth quarter, the Company issued 200,000 shares of common stock in conversion of a $5,000 note payable. The shares were value at $0.03, the closing stock price on the date of grant.

During the fourth quarter, the Company sold 833,333 shares of common stock to Mr. Miranda at $0.03 per share for total cash proceeds of $25,000.

On July 27, 2022, Mr. Webb assumed the obligation to pay $23,175 of accrued liabilities previously incurred on one of the Company’s prior projects. The Company then agreed to convert the amount into 579,350 shares of common stock.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2022.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2022 and 2021

Revenue

We did not recognize any revenue for the years ended July 31, 2022 and 2021.

Officer compensation

Officer compensation was $26,400 and $26,400 for the years ended July 31, 2022 and 2021, respectively, We incur monthly compensation expense of $2,200 for our CFO.

Consulting – related party

Consulting – related party services were $65,000 and $60,000 for the years ended July 31, 2022 and 2021. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees.

Consulting expense

Consulting fees were $0 and $8,000 for the years ended July 31, 2022 and 2021, respectively. When needed the Company hires experts in the mining, oil and gas industries to assist with its current projects. With no active projects in the current year, we did not hire any outside consultants.

Professional fees

Professional fees were $35,615 and $49,566 for the years ended July 31, 2022 and 2021, respectively, a decrease of $13,951, or 28%. Professional fees generally consist of legal, audit and accounting expense. In the current year our audit and legal fees decreased $9,000 and $4,951, respectively.

Mineral property expenditures

Mineral property expenditures were $0 and $1,000 for the years ended July 31, 2022 and 2021, respectively. The decrease in in the current period can be attributed to a decrease in expenditures while the Company pursues additional funding.

General and administrative

General and administrative expense was $25,487 and $32,944 for the years ended July 31, 2022 and 2021, respectively, a decrease of $7,457 or 23%. In the prior year we recognized $10,000 of bad debt expense that we did not incur in the current year. This decrease was offset with increases in travel and office expense in the current period.

Other expense

During the year ended July 31, 2022, we had total other income of $3,219 compared to a loss of $65,058 in the prior year. During the current year we incurred interest expense of $15,235, and a loss on debt conversion of $1,000, which was offset with a gain on forgiveness of debt of $17,167, and other income of $2,287. During the prior year we incurred interest expense of $93,017, which included a $72,631 expense for the issuance of warrants on a loan conversion, a loss on the impairment of oil rights of $28,800 and a loss on debt conversion of $6,857, which was offset with a gain on forgiveness of debt of $38,616, and other income of $25,000.

Net Loss

For the year ended July 31, 2022, we had a net loss of $149,283 as compared to a net loss of $242,968 for year ended July 31, 2021. Our net loss in the current year decreased mainly due to the expense incurred for the issuance of warrants in the prior year.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $165,704 for the year ended July 31, 2022 compared to cash used for operating activities of $168,873 for the year ended July 31, 2021.

Investing Activities

We used $0 for investing activities for the years ended July 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $190,550 for year ended July 31, 2022 compared to $163,000 for the year ended July 31, 2021. During the year ended July 31, 2022, we received $220,550 from the sale of common stock. We also received $5,000 from a loan payable and repaid $15,000. During the year ended July 31, 2021, we received $163,000 from the sale of common stock.

We had the following loans outstanding as of July 31, 2022:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2022, there is $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there was $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2022, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2022, there is $13,585 of interest accrued on this note. This note is in default.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration, LTD.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Minerals & Exploration, LTD. (the Company) as of July 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

PCAOB ID 457

Haynie & Company

Salt Lake City, Utah

October 28, 2022

We have served as the Company’s auditor since 2020.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2022	2021
ASSETS
Current Assets:
Cash	$25,813	$967
Total Current Assets	25,813	967

TOTAL ASSETS	$25,813	$967

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$48,364	$56,936
Accounts payable – related party	28,400	34,700
Accrued liabilities	305,413	348,344
Convertible debt	—	25,000
Loans payable	79,000	109,000
Loans payable – related party	—	23,210
Total Current Liabilities	461,177	597,190

TOTAL LIABILITIES	461,177	597,190

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 87,509,357 shares issued, 82,509,357 shares outstanding as of July 31, 2022; 77,818,338 shares issued, 72,818,338 shares outstanding as of July 31, 2021	82,509	72,819
Common stock to be issued	—	18,000
Additional paid-in-capital	2,873,468	2,555,016
Accumulated deficit	(3,391,341)	(3,242,058)

Total Stockholders’ Deficit	(435,364)	(596,223)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$25,813	$967

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended July 31,
	2022	2021

Operating expenses:
Officer compensation	$26,400	$26,400
Consulting – related party	65,000	60,000
Consulting	—	8,000
Professional fees	35,615	49,566
Mineral property expenditures	—	1,000
General and administrative expenses	25,487	32,944
Total operating expenses	152,502	177,910
Loss from operations	(152,502)	(177,910)

Other income (expense):
Interest expense	(15,235)	(93,017)
Other income	2,287	25,000
Gain on forgiveness of debt	17,167	38,616
Loss on impairment of oil rights	—	(28,800)
Loss on conversion of debt	(1,000)	(6,857)
Total other income (expense)	3,219	(65,058)

Loss before provision for income taxes	(149,283)	(242,968)
Provision for income taxes	—	—
Net Loss	$(149,283)	$(242,968)

Net loss per share from operations, basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	77,905,754	68,102,636

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2020	63,078,479	63,079	2,184,218	—	(2,999,090)	(751,793)
Common stock issued for cash	2,667,200	2,667	77,333	—	—	80,000
Common stock issued for cash – related party	3,000,000	3,000	62,000	18,000	—	83,000
Common stock issued for conversion of debt	4,072,659	4,073	231,465	—	—	235,538
Net loss	—	—	—	—	(242,968)	(242,968)
Balance, July 31, 2021	72,818,338	72,819	2,555,016	18,000	(3,242,058)	(596,223)
Common stock issued for cash	1,633,336	1,633	50,917	—	—	52,550
Common stock issued for cash – related party	5,533,333	5,533	160,467	(18,000)	—	148,000
Common stock issued for conversion of debt and accrued interest	945,000	945	53,455	—	—	54,400
Common stock issued for conversion of debt and accrued interest – related party	1,579,350	1,579	53,513	—	—	55,092
Contributed capital	—	—	100	—	—	100
Net loss	—	—	—	—	(149,283)	(149,283)
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)

The accompanying notes are an integral part of these consolidated financial statements.

 NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(149,283)	$(242,968)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(17,167)	(38,616)
Loss on conversion of debt	1,000	6,857
Loss on disposal of oil rights	—	28,800
Cost of borrowing	—	72,631
Changes in Operating Assets and Liabilities:
Accounts receivable	—	1,146
Other receivable	—	10,000
Accounts payables and accrued liabilities	(9,189)	(39,345)
Accounts payable – related party	(6,300)	27,236
Accrued liabilities	15,235	12,244
Net cash used in operating activities	(165,704)	(168,873)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	5,000
Repayment of loan payable	(15,000)	(5,000)
Proceeds from the sale of common stock	200,550	163,000
Net cash provided by financing activities	190,550	163,000

Net change in cash	24,846	(5,873)

Cash at beginning of the year	967	6,840
Cash at end of the year	$25,813	$967

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$108,491	$166,580

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2022

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2022 and 2021.

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether those wells are successful or unsuccessful. Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts. Depletion and amortization of oil and gas properties are computed on a well-by-well basis using the units-of-production method. Although the Company has recognized minimal levels of production and revenue in the past, none of its property have proved reserves. Therefore, the Company’s properties are designated as unproved properties.

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

For the year ended July 31, 2022, the Company had no potentially dilutive shares of common stock. For the year ended July 31, 2021, the Company had 1,911,330 of potentially dilutive shares from warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2022 and 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2022, the Company has an accumulated deficit of $3,391,341. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — WINNEMUCCA MOUNTAIN PROPERTY

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

On July 23, 2018, the Company entered into a New Option Agreement with the Optionors. This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the terms of the July 31, 2018 agreement. The second payment of $25,000 per the terms of the agreement was not paid when it became due on August 31, 2018 causing the Company to default on the terms of the July 23, 2018 agreement.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

The Company’s firm commitments per the March 25, 2019, option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of July 31, 2022 and 2021, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

The Company has received notice from the Optionors, effective October 27, 2020, that its Option Agreement to earn an interest in the Winnemucca Mountain Gold Property has been terminated for being in default of certain terms and conditions of the Agreement. Management is in discussions with the principals of the Winnemucca property to resolve any outstanding obligations.

During the year ended July 31, 2021, the Company received notice from the Optionors of the current amount due resulting in the reduction of the liability to $285,453. As a result, the Company recognized a gain on debt forgiveness of $23,616.

The Company does not fully agree with the amount due and is working to resolve the issue.

NOTE 5 — CONVERTIBLE DEBT

On August 22, 2013, the Company entered into a $50,000 Convertible Loan Agreement with an un-related party. The Loan and interest are convertible into Units at $0.08 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.30 per share. On July 10, 2014, a further $35,000 was received from the same unrelated party under the same terms. On July 31, 2018, this Note was amended whereby the principal and interest are now convertible into Units at $0.04 per Unit with each Unit consisting of one common share of the Company and ½ warrant with each full warrant exercisable for one year to purchase one common share at $0.08 per share. The Loan shall bear interest at the rate of Eight Percent (8%) per annum and matured on March 26, 2020. On July 31, 2021, the Note holder converted this note in full into 3,822,659 shares of common stock and 1,911,330 warrants. The shares were value at $0.04. The Company recognized a loss on the conversion of $6,857.

On October 20, 2017, the Company executed a convertible promissory note for $25,000 with a third party. The note accrues interest at 6%, matures in two years and is convertible into shares of common stock at maturity, at a minimum of $0.10 per share, at the option of the holder. During the year ended July 31, 2022, the note holder converted the $25,000 of principal and $6,000 of interest into 310,000 shares of common stock.

NOTE 6 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2022, there is $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2021, there was $15,000 and $4,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2022, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $15,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. On September 30, 2021, the note holder converted the $15,000 of principal and $2,400 of interest into 435,000 shares of common stock.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2022, there is $13,585 of interest accrued on this note. This note is in default.

NOTE 7 — COMMON STOCK

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

As discussed in Note 6 a note holder converted his note in full into 3,822,659 shares of common stock during the year ended July 31, 2021.

During the year ended July 31, 2022, the Company sold 50,000 shares of common stock at $0.10 per share for total cash proceeds of $5,000.

During the year ended July 31, 2022, the Company sold 1,583,336 shares of common stock at $0.03 per share for total cash proceeds of $47,550.

On July 20, 2022, an individual converted a $5,000 loan payable into 200,000 shares of common stock. The shares were valued at $0.03, the closing price on the date of conversion, resulting in the recognition of a $1,000 loss on conversion.

As discussed in Note 6 a note holder converted their note in full into 310,000 shares of common stock during the year ended July 31, 2022.

As discussed in Note 7 a note holder converted their note in full into 435,000 shares of common stock during the year ended July 31, 2022.

Refer to Note 11 for stock issued to related parties.

NOTE 8 — WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Exercisable at July 31, 2020	500,000	0.15	.27
Granted	1,911,330	0.08	2
Expired	(500,000)	0.15	—
Exercised	—	—	—
Exercisable at July 31, 2021	1,911,330	$0.08	2
Granted	—	—	—
Expired	(1,911,330)	—	—
Exercised	—	—	—
Exercisable at July 31, 2022	—	$—	—

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of July 31, 2022, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 10 — RELATED PARTY TRANSACTIONS

For the Years ended July 31, 2022 and 2021, total payments of $71,000 and $60,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2022, and 2021 there is $26,500 and $32,500 credited to accounts payable.

As of July 31, 2022 and 2021, there is $1,900 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with Winona Webb, the wife of the Ivan Webb, CEO, for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. On January 30, 2022, Mr. Webb assumed the obligation from Ms. Webb to pay all interest and principal due totaling $31,917. The Company then agreed to convert the amount into 1,000,000 shares of common stock.

On January 28, 2022, Mr. Webb, purchased 2,000,000 shares of common stock for $60,000.

On July 27, 2022, Mr. Webb assumed the obligation to pay $23,175 of accrued liabilities previously incurred on one of the Company’s prior projects. The Company then agreed to convert the amount into 579,350 shares of common stock.

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

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000 shares were issued in September 2021.

During the year ended July 31, 2022, Mr. Miranda purchased 2,933,333 shares of common stock at $0.03 per share for $88,000.

NOTE 11 — INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

The provision for Federal income tax consists of the following July 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$31,300	$231,000
Other nondeductible expenses	3,400	194,600
Less: valuation allowance	(34,700)	(425,600)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$108,200	$250,700
Less: valuation allowance	(108,200)	(250,700	) )
Net deferred tax asset	$—	$—

At July 31, 2022, the Company had net operating loss carry forwards of approximately $416,000 that maybe offset against future taxable income. No tax benefit has been reported in the July 31, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs)

NOTE 12 — SUBSEQUENT EVENTS

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	67	Chief Operating Officer, Secretary & Director	July 6, 2018
Victor Miranda	39	Director	July 6, 2018
Ivan Webb	71	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	52	Chief Financial Officer	February 7, 2020

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

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

Family Relationships

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Noel Schaefer Chief Operating Officer & Director	2022 2021	$60,000 $60,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$60,000 $60,000
Victor Miranda Director	2022 2021	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	NA NA
Ivan Web) Chief Executive Officer & Director	2022 2021	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$0 $0
Rachel Boulds Chief Financial Officer	2022 2021	$26,400 $26,400	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$26,400 $26,400

Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.
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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2022, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2022 and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 6, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Ivan Webb, Chief Executive Officer	Common stock	2,364,350	2.70%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	2.29%
Victor Miranda, Director	Common stock	12,033,333	13.75%
Rachel Boulds, CFO	Common stock	—	—
All officers and director as a group (4 persons)	Common stock	16,397,683	18.74%

Labrador Capital SAPI CV (3)	Common stock	5,000,000	5.71%
Starcom SA DE CV	Common stock	5,000,000	5.71%
All others as a group (2 persons)		10,000,000	11.42%

(1)

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(2)	Percentage ownership of common stock is based on 87,509,357 shares of our common stock.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the Years ended July 31, 2022 and 2021, total payments of $71,000 and $60,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2022, and 2021 there is $26,500 and $32,500 credited to accounts payable.

As of July 31, 2022 and 2021, there is $1,900 and $2,200, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On September 25, 2018, the Company executed a loan agreement with Winona Webb, the wife of the Ivan Webb, CEO, for $6,800. The loan was to be repaid by December 15, 2018, with an additional $680 to cover interest and fees. On October 10, 2018, the Company executed another loan agreement for $15,000. The loan was to be repaid by December 15, 2018, with an additional $1,500 to cover interest and fees. On January 30, 2022, Mr. Webb assumed the obligation from Ms. Webb to pay all interest and principal due totaling $31,917. The Company then agreed to convert the amount into 1,000,000 shares of common stock.

On January 28, 2022, Mr. Webb, purchased 2,000,000 shares of common stock for $60,000.

On July 27, 2022, Mr. Webb assumed the obligation to pay $23,175 of accrued liabilities previously incurred on one of the Company’s prior projects. The Company then agreed to convert the amount into 579,350 shares of common stock.

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

During the year ended July 31, 2021, Mr. Miranda purchased 600,000 shares of common stock at $0.03 per share for $18,000. The 600,000 shares were issued in September 2021.

During the year ended July 31, 2022, Mr. Miranda purchased 2,933,333 shares of common stock at $0.03 per share for $88,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2022	July 31, 2021
Audit Fees	$34,000	$43,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$34,000	$43,000

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2022)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: October 28, 2022	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

