Form 10-Q
period 2022-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2022-12-15
CIK 1415744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  87,509,357 common shares issued and December 15, 2022.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2022

2

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2022	2022
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,791	$25,813
Total Current Assets	2,791	25,813

TOTAL ASSETS	$2,791	$25,813

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$69,513	$48,364
Accounts payable – related party	34,400	28,400
Accrued liabilities	306,998	305,413
Loans payable	79,000	79,000
Total Current Liabilities	489,911	461,177

TOTAL LIABILITIES	489,911	461,177

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 87,509,357 shares issued, 82,509,357 shares outstanding as of October 31, 2022 and July 31, 2022	82,509	82,509
Additional paid-in-capital	2,873,468	2,873,468
Accumulated deficit	(3,443,097)	(3,391,341)

Total Stockholders’ Deficit	(487,120)	(435,364)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,791	$25,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended October 31,
	2022	2021
Operating expenses:
Officer compensation	$6,600	$6,600
Consulting – related party	18,000	15,000
Professional fees	16,500	19,450
General and administrative expenses	10,552	10,447
Total operating expenses	51,652	51,497
Loss from operations	(51,652)	(51,497)

Other income (expense):
Interest expense	(1,585)	(1,984)
Other income	1,481	—
Total other expense	(104)	(1,984)

Loss before provision for income taxes	(51,756)	(53,481)
Provision for income taxes	—	—
Net Loss	$(51,756)	$(53,481)

Net loss per share from operations, basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	82,509,357	74,510,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated
	Stock	Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	—	—	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	—	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	—	—	48,400
Net loss	—	—	—	—	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	$76,053	$2,686,182	$—	$(3,295,539)	$(533,304)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,443,097)	$(487,120)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(51,756)	$(53,481)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	21,149	6,345
Accounts payable – related party	6,000	(5,000)
Accrued liabilities	1,585	1,983
Net cash used in operating activities	(23,022)	(50,153)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	—	5,000
Repayment of loan payable	—	(5,000)
Proceeds from the sale of common stock	—	68,000
Net cash provided by financing activities	—	68,000

Net change in cash	(23,022)	17,847

Cash at beginning of the period	25,813	967
Cash at end of the period	$2,791	$18,814

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$—	$48,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

October 31, 2022

(Unaudited)

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2022 and July 31, 2022.

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

For the three months ended October 31, 2022, the Company had no potentially dilutive shares of common stock. For the three months ended October 31, 2021, the Company had 1,911,330 of potentially dilutive shares from warrants. The diluted loss per share is the same as the basic loss per share for the three months ended October 31, 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2022, the Company has an accumulated deficit of $3,443,097. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 23, 2018, the Company entered into a New Option Agreement with the Optionors. This agreement provided for the payment of $25,000 and the issuance of 3,000,000 shares of the Company’s common stock and work commitments. The Company issued the shares and made the initial payment of $25,000 per the terms of the July 31, 2018 agreement. The second payment of $25,000 per the terms of the agreement was not paid when it became due on August 31, 2018, causing the Company to default on the terms of the July 23, 2018 agreement.

On March 25, 2019 the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

The Company’s firm commitments per the March 25, 2019, option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. As of October 31, 2022 and July 31, 2022, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

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

NOTE 5 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2022, there is $15,000 and $6,750 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2022, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2022, there is $14,795 of interest accrued on this note. This note is in default.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of October 31, 2022, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 7 — RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2022 and 2021, total payments of $12,000 and $20,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2022 and July 31, 2022, there is $32,500 and $26,500 credited to accounts payable.

As of October 31, 2022 and July 31, 2022, there is $1,900 and $1,900, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

NOTE 8 — SUBSEQUENT EVENTS

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

Current Business

Refer to NOTE 4 for property information.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2022 and 2021

Revenue

We had no revenue for the three months ended October 31, 2022 and 2021.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended October 31, 2022, and 2021, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $15,000 for the three months ended October 31, 2022, and 2021, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. Mr. Schaefer’s was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $16,500 and $19,450 for the three months ended October 31, 2022, and 2021, respectively, a decrease of $2,950 or 15.2%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

General and administrative

General and administrative expense was $10,552 and $10,447 for the three months ended October 31, 2022, and 2021, respectively, an increase of $105 or 1%.

Interest expense

During the three months ended October 31, 2022, and 2021 we had interest expense of $1,585 and $1,984, respectively. The decrease is due to the repayment and/or conversion of debt prior to the current quarter.

Other income

During the three months ended October 31, 2022 and 2021, we recognized other income of $1,481 and $0.

Net Loss

For the three months ended October 31, 2022, we had a net loss of $51,756 as compared to a net loss of $53,481 for the three months ended October 31, 2021, a decrease of $1,725, or 3.2%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $23,022 for the three months ended October 31, 2022. Cash used for operating activities was $50,153 for the three months ended October 31, 2021.

Financing Activities

We had no cash used or provided by financing activity for the three months ended October 31, 2022. Net cash provided by financing activities was $68,000 for the three months ended October 31, 2022. We received $68,000 from the sale of our common stock and $5,000 from a loan payable, which was offset by repayment of $5,000.

We had the following loans outstanding as of October 31, 2022:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2022, there is $15,000 and $6,750 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2022, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2022, there is $14,795 of interest accrued on this note. This note is in default.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 15, 2022	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director

8