Form 10-Q
period 2023-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2023-03-17
CIK 1415744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  87,509,357 common shares issued and March 17, 2023.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2023

2

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2023	2022
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$20,856	$25,813
Total Current Assets	20,856	25,813

TOTAL ASSETS	$20,856	$25,813

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$59,864	$48,364
Accounts payable – related party	32,400	28,400
Advance payable – related party	5,000	—
Accrued liabilities	308,583	305,413
Loans payable	79,000	79,000
Total Current Liabilities	484,847	461,177

TOTAL LIABILITIES	484,847	461,177

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 82,509,357 shares issued, 82,509,357 shares outstanding as of January 31, 2023 and July 31, 2022	82,509	82,509
Common stock to be issued	50,000	—
Additional paid-in-capital	2,873,468	2,873,468
Accumulated deficit	(3,469,968)	(3,391,341)

Total Stockholders’ Deficit	(463,991)	(435,364)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$20,856	$25,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022
Operating expenses:
Officer compensation	$6,600	$6,600	$13,200	$13,200
Consulting – related party	18,000	20,000	36,000	35,000
Professional fees	—	5,945	16,500	25,395
General and administrative expenses	1,151	5,025	11,703	15,472
Total operating expenses	25,751	37,570	77,403	89,067
Loss from operations	(25,751)	(37,570)	(77,403)	(89,067)

Other income (expense):
Interest expense	(1,585)	(10,392)	(3,170)	(12,376)
Other income	465	2,287	1,946	2,287
Gain on forgiveness of debt	—	17,167	—	17,167
Total other income (expense)	(1,120)	9,062	(1,224)	7,078

Loss before provision for income taxes	(26,871)	(28,508)	(78,627)	(81,989)
Provision for income taxes	—	—	—
Net Loss	$(26,871)	$(28,508)	$(78,627)	$(81,989)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	82,509,357	76,728,449	82,509,357	75,372,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Common Stock To	Accumulated
		Amount	Capital	be Issued	Deficit	Total
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	—	—	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	—	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	—	—	48,400
Net loss	—	—	—	—	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	76,053	2,686,182	—	(3,295,539)	(533,304)
Common stock issued for cash	250,000	250	7,250	25,050	—	32,550
Common stock issued for cash – related party	2,000,000	2,000	58,000	—	—	60,000
Common stock issued for conversion of debt and accrued interest – related party	—	—	—	31,917	—	31,917
Contributed capital	—	—	100	—	—	100
Net loss	—	—	—	—	(28,508)	(28,508)
Balance, January 31, 2022	78,302,338	$78,303	$2,751,532	$56,967	$(3,324,047)	$(437,245)

	Common Stock	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
		Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	82,509	2,873,468	—	(3,443,097)	(487,120)
Common stock issued for cash	—	—	—	40,000	—	40,000
Common stock issued for cash – related party	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	(26,871)	(26,871)
Balance, January 31, 2023	82,509,357	$82,509	$2,873,468	$50,000	$(3,469,968)	$(463,991)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended January 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(78,627)	$(81,989)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	—	(17,167)
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	11,500	(6,821)
Accounts payable – related party	4,000	(7,200)
Accrued liabilities	3,170	10,008
Net cash used in operating activities	(59,957)	(103,169)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	—	5,000
Proceeds from loan payable – related party	5,000	—
Repayment of loan payable	—	(10,000)
Proceeds from the sale of common stock – related party	10,000	—
Proceeds from the sale of common stock	40,000	160,550
Net cash provided by financing activities	55,000	155,550

Net change in cash	(4,957)	52,381

Cash at beginning of the period	25,813	967
Cash at end of the period	$20,856	$53,348

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$—	$80,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

January 31, 2023

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2023 and July 31, 2022.

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

For the six months ended January 31, 2023, the Company had no potentially dilutive shares of common stock. For the six months ended January 31, 2022, the Company had 1,911,330 of potentially dilutive shares from warrants. The diluted loss per share is the same as the basic loss per share for the three and six months ended January 31, 2023, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2023, the Company has an accumulated deficit of $3,469,968. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019, option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. During the year ended July 31, 2021, the Company received notice from the Optionors of the current amount due resulting in the reduction of the liability to $285,453. As of January 31, 2023 and July 31, 2022, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

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

NOTE 5 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2023, there is $15,000 and $7,125 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2023, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2023, there is $23,130 of interest accrued on this note. This note is in default.

NOTE 6 — COMMON STOCK TRANSACTION

During the six months ended January 31, 2023, the Company sold  2,000,000 shares of common stock for total cash proceeds of $40,000. As of January 31, 2023, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

Refer to Note 8 for shares sold to a related party.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interests in Calihoma Partners or one year whichever is shorter. As of January 31, 2023, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 8 — RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2023 and 2022, total payments of $32,000 and $35,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2023, and July 31, 2022, there is $30,500 and $26,500 credited to accounts payable.

As of January 31, 2023 and July 31, 2022, there is $1,900 and $1,900, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On January 9, 2023, Ivan Webb, CEO, advanced the Company $5,000. The advance is intended as a short term, non-interest bearing and due on demand.

During the six months ended January 31, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000. As of January 31, 2023, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

NOTE 9 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events to disclose.

Subsequent to January 31, 2023, the Company sold 1,750,000 shares of common stock, at $0.02 per share, for total cash proceeds of $35,000.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2023 and 2022

Revenue

We had no revenue for the three months ended January 31, 2023 and 2022.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended January 31, 2023 and 2022, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $20,000 for the three months ended January 31, 2023 and 2022, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. Mr. Schaefer’s fee was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $0 and $5,945 for the three months ended January 31, 2023 and 2022, respectively, a decrease of $5,945. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

General and administrative

General and administrative expense was $1,151 and $5,025 for the three months ended January 31, 2023 and 2022, respectively, a decrease of $3,875 or 77.1%.

Interest expense

During the three months ended January 31, 2023 and 2022, we had interest expense of $1,585 and $10,392, respectively. The decrease is due to the repayment and/or conversion of debt prior to the current quarter.

Other income

During the three months ended January 31, 2023 and 2022, we recognized other income of $465 and $2,287. In the prior year we also recognized a gain on forgiveness of debt of $17,167.

Net Loss

For the three months ended January 31, 2023, we had a net loss of $26,871 as compared to a net loss of $28,508 for the three months ended January 31, 2022, a decrease of $1,637, or 5.7%.

Results of Operations for the Six Months Ended January 31, 2023 and 2022

Revenue

We had no revenue for the six months ended January 31, 2023 and 2022.

Officer compensation

Officer compensation was $13,200 and $13,200 for the six months ended January 31, 2023 and 2022, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $36,000 and $35,000 for the six months ended January 31, 2023 and 2022, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. Mr. Schaefer’s fee was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $16,500 and $25,395 for the six months ended January 31, 2023 and 2022, respectively, a decrease of $8,895 or 35%. Professional fees generally consist of legal, audit and accounting expense. The decrease can be attributed to a decrease in audit fees billed during the period.

General and administrative

General and administrative expense was $11,703 and $15,472 for the six months ended January 31, 2023 and 2022, respectively, a decrease of $3,769 or 24.4%.

Interest expense

During the six months ended January 31, 2023 and 2022, we had interest expense of $3,170 and $12,376, respectively. The decrease is due to the repayment and/or conversion of debt prior to the current quarter.

Other income

During the six months ended January 31, 2023 and 2022, we recognized other income of $1,946 and $2,287. In the prior year we also recognized a gain on forgiveness of debt of $17,167.

Net Loss

For the six months ended January 31, 2023, we had a net loss of $78,627 as compared to a net loss of $81,989 for the six months ended January 31, 2022, a decrease of $3,362, or 4.1%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $59,957 for the six months ended January 31, 2023. Cash used for operating activities was $103,169 for the six months ended January 31, 2022.

Financing Activities

Net cash provided by financing activities was $55,000 for the six months ended January 31, 2023. We received $50,000 from the sale of our common stock. $10,000 of which was from a related party, and $5,000 from a related party loan.

Net cash provided by financing activities was $155,550 for the six months ended January 31, 2022. We received $160,550 from the sale of our common stock and $5,000 from a loan payable, which was offset by repayment of $10,000.

We had the following loans outstanding as of January 31, 2023:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2023, there is $15,000 and $7,125 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2023, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2023, there is $23,130 of interest accrued on this note. This note is in default.

On January 9, 2023, Ivan Webb, CEO, advanced the Company $5,000. The advance is intended as a short term, non-interest bearing and due on demand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2023, the Company sold 2,000,000 shares of common stock for total cash proceeds of $40,000. Proceeds from the sale are being used for general operating expenses.

During the six months ended January 31, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000. Proceeds from the sale are being used for general operating expenses.

During February 2023, the Company sold 1,750,000 shares of common stock, at $0.02 per share, for total cash proceeds of $35,000.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 17, 2023	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director

