Form 10-Q
period 2023-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2023-06-14
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 87,509,357 common shares issued and June 6, 2023.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$6,288	$25,813
Total Current Assets	6,288	25,813

TOTAL ASSETS	$6,288	$25,813

LIABILITIES & STOCKHOLDERS’DEFICIT

Current Liabilities:
Accounts payable	$58,364	$48,364
Accounts payable – related party	26,500	28,400
Accrued liabilities	310,168	305,413
Loans payable	79,000	79,000
Total Current Liabilities	474,032	461,177

TOTAL LIABILITIES	474,032	461,177

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 82,509,357 shares issued, 82,509,357 shares outstanding as of April 30, 2023 and July 31, 2022	82,509	82,509
Common stock to be issued	90,000	—
Additional paid-in-capital	2,873,468	2,873,468
Accumulated deficit	(3,513,721)	(3,391,341)

Total Stockholders’ Deficit	(467,744)	(435,364)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,288	$25,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
Operating expenses:
Officer compensation	$6,600	$6,600	$19,800	$19,800
Consulting – related party	18,000	15,000	54,000	50,000
Professional fees	10,000	5,220	26,500	30,615
General and administrative expenses	7,568	4,452	19,271	19,924
Total operating expenses	42,168	31,272	119,571	120,339
Loss from operations	(42,168)	(31,272)	(119,571)	(120,339)

Other income (expense):
Interest expense	(1,585)	(1,585)	(4,755)	(13,961)
Other income	—	—	1,946	2,287
Gain on forgiveness of debt	—	—	—	17,167
Total other income (expense)	(1,585)	(1,585)	(2,809)	5,493

Loss before provision for income taxes	(43,753)	(32,857)	(122,380)	(114,846)
Provision for income taxes	—	—	—	—
Net Loss	$(43,753)	$(32,857)	$(122,380)	$(114,846)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	82,509,357	80,135,673	82,509,357	77,063,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	50,000	50	4,950	—	—	5,000
Common stock issued for cash – related party	2,700,000	2,700	78,300	(18,000)	—	63,000
Common stock issued for conversion of debt and accrued interest	484,000	484	47,916	—	—	48,400
Net loss	—	—	—	—	(53,481)	(53,481)
Balance, October 31, 2021	76,052,338	76,053	2,686,182	—	(3,295,539)	(533,304)
Common stock issued for cash	250,000	250	7,250	25,050	—	32,550
Common stock issued for cash – related party	2,000,000	2,000	58,000	—	—	60,000
Common stock issued for conversion of debt and accrued interest – related party	—	—	—	31,917	—	31,917
Contributed capital	—	—	100	—	—	100
Net loss	—	—	—	—	(28,508)	(28,508)
Balance, January 31, 2022	78,302,338	78,303	2,751,532	56,967	(3,324,047)	(437,245)
Common stock issued for cash	833,335	833	24,217	(20,050)	—	5,000
Common stock issued for conversion of debt and accrued interest – related party	1,000,000	1,000	30,917	(31,917)	—	—
Net loss	—	—	—	—	(32,857)	(32,857)
Balance, April 30, 2022	80,135,673	$80,136	$2,806,666	$5,000	$(3,356,904)	$(465,102)

	Common Stock		Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	82,509	2,873,468	—	(3,443,097)	(487,120)
Common stock issued for cash	—	—	—	40,000	—	40,000
Common stock issued for cash – related party	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	(26,871)	(26,871)
Balance, January 31, 2023	82,509,357	82,509	2,873,468	50,000	(3,469,968)	(463,991)
Common stock issued for cash	—	—	—	40,000	—	40,000
Net loss	—	—	—	—	(43,753)	(43,753)
Balance, April 30, 2023	82,509,357	$82,509	$2,873,468	$90,000	$(3,513,721)	$(467,744)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(122,380)	$(114,846)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	—	(17,167)
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	10,000	(9,189)
Accounts payable – related party	(1,900)	(5,300)
Accrued liabilities	4,755	13,961
Net cash used in operating activities	(109,525)	(132,541)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	—	5,000
Proceeds from loan payable – related party	5,000	—
Repayment of loan payable – related party	(5,000)	—
Repayment of loan payable	—	(15,000)
Proceeds from the sale of common stock – related party	10,000	—
Proceeds from the sale of common stock	80,000	165,550
Net cash provided by financing activities	90,000	155,550

Net change in cash	(19,525)	23,009

Cash at beginning of the period	25,813	967
Cash at end of the period	$6,288	$23,976

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$—	$80,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

April 30, 2023

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2023 and July 31, 2022.

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

For the nine months ended April 30, 2023, the Company had no potentially dilutive shares of common stock. For the nine months ended April 30, 2022, the Company had 1,911,330 of potentially dilutive shares from warrants. The diluted loss per share is the same as the basic loss per share for the three and nine months ended April 30, 2023, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2023, the Company has an accumulated deficit of $3,513,721. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s firm commitments per the March 25, 2019, option agreement total $381,770 of which cash payments total $181,770 and a firm work commitment of $200,000. These commitments include payments for rentals payable to BLM and also for the staking of new claims adjoining the existing claims. The work commitment was to be conducted prior to December 31, 2020. During the year ended July 31, 2021, the Company received notice from the Optionors of the current amount due resulting in the reduction of the liability to $285,453. As of April 30, 2023 and July 31, 2022, the Company has accounted for $285,453 and $285,453, respectively, in its accrued liabilities.

The Company has received notice from the Optionors, effective October 27, 2020, that its Option Agreement to earn an interest in the Winnemucca Mountain Gold Property has been terminated for being in default of certain terms and conditions of the Agreement. Management is in discussions with the principals of the Winnemucca property to resolve any outstanding obligations.

A settlement agreement was executed on June 1, 2023. Refer to Note 9.

NOTE 5 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2023, there is $15,000 and $7,500 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2023, there is a balance due of $4,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2023, there is $17,215 of interest accrued on this note. This note is in default.

NOTE 6 — COMMON STOCK TRANSACTION

During the nine months ended April 30, 2023, the Company sold 4,000,000 shares of common stock for total cash proceeds of $80,000. As of April 30, 2023, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

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

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interest in Calihoma Partners or one year whichever is shorter. As of April 30, 2023, the initial 5,000,000 shares of common stock have been issued but are being held by the transfer agent pending final confirmation that the agreement is finalized.

NOTE 8 — RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2023 and 2022, total payments of $54,000 and $50,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2023, and July 31, 2022, there is $26,500 and $26,500 credited to accounts payable.

As of April 30, 2023 and July 31, 2022, there is $0 and $1,900, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On January 9, 2023, Ivan Webb, CEO, advanced the Company $5,000. The advance was intended as a short term, non-interest bearing and due on demand. The advance was repaid on March 13, 2023.

During the nine months ended April 30, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000. As of April 30, 2023, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

NOTE 9 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events to disclose.

On June 1, 2023, the Company, and Golden Sands Exploration Inc, entered into a Settlement and Promissory Note Agreement for the outstanding amount due under the Winnemucca Option Agreement (Note 4). Per the terms of the agreement the amount owing is reduced to $85,000. The Company issued a Promissory Note (“Note”) to Golden Sands Exploration Inc, for $85,000, dated June 1, 2023. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023.

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

We will not be pursuing any bitcoin related business.

Current Business

Refer to NOTE 4 for property information.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2023 and 2022

Revenue

We had no revenue for the three months ended April 30, 2023 and 2022.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended April 30, 2023 and 2022, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $15,000 for the three months ended April 30, 2023 and 2022, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. Mr. Schaefer’s fee was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $10,000 and $5,220 for the three months ended April 30, 2023 and 2022, respectively, an increase of $4,780. Professional fees generally consist of legal, audit and accounting expense. The increase can be attributed to audit fees billed during the period.

General and administrative

General and administrative expenses were $7,568 and $4,452 for the three months ended April 30, 2023 and 2022, respectively, an increase of $3,116 or 70%.

Interest expense

During the three months ended April 30, 2023 and 2022, we had interest expense of $1,585 and $1,585, respectively.

Net Loss

For the three months ended April 30, 2023, we had a net loss of $43,753 as compared to a net loss of $32,857 for the three months ended April 30, 2022, an increase of $10,896, or 33.2%. The increase is due to the increase audit fees, related party consulting and G&A expenses.

Results of Operations for the Nine Months Ended April 30, 2023 and 2022

Revenue

We had no revenue for the nine months ended April 30, 2023 and 2022.

Officer compensation

Officer compensation was $19,800 and $19,800 for the nine months ended April 30, 2023 and 2022, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $54,000 and $50,000 for the nine months ended April 30, 2023 and 2022, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. Mr. Schaefer’s fee was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $26,500 and $30,615 for the nine months ended April 30, 2023 and 2022, respectively, a decrease of $4,115 or 13.4%. Professional fees generally consist of legal, audit and accounting expenses. The decrease can be attributed to a $2,500 decrease in audit fees and a decrease in legal expense.

General and administrative

General and administrative expenses were $19,271 and $19,924 for the nine months ended April 30, 2023 and 2022, respectively, a decrease of $653 or 3.3%.

Interest expense

During the nine months ended April 30, 2023 and 2022, we had interest expense of $4,755 and $13,961, respectively. The decrease is due to the repayment and/or conversion of debt prior to the current quarter.

Other income

During the nine months ended April 30, 2023 and 2022, we recognized other income of $1,946 and $2,287. We also recognized a gain on forgiveness of debt of $17,167 in the prior period.

Net Loss

For the nine months ended April 30, 2023, we had a net loss of $122,380 as compared to a net loss of $114,846 for the nine months ended April 30, 2022, an increase of $7,534, or 6.6%.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $109,525 for the nine months ended April 30, 2023. Cash used for operating activities was $132,541 for the nine months ended April 30, 2022.

Financing Activities

Net cash provided by financing activities was $90,000 for the nine months ended April 30, 2023. We received $80,000 from the sale of our common stock, $10,000 of which was from a related party. We also received and repaid a $5,000 loan from a related party.

Net cash provided by financing activities was $155,550 for the nine months ended April 30, 2022. We received $165,550 from the sale of our common stock and $5,000 from a loan payable, which was offset by repayment of $15,000.

We had the following loans outstanding as of April 30, 2023:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2023, there is $15,000 and $7,500 of principal and accrued interest, respectively, due on this loan.

As of April 30, 2023, there is a balance due of $4,000 due to third party.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2023, there is $17,215 of interest accrued on this note. This note is in default.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

During the three months ended April 30, 2023, the Company sold 2,000,000 shares of common stock for total cash proceeds of $40,000. Proceeds from the sale are being used for general operating expenses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document.
101.CAL	iXBRL Taxonomy Extension Calculation Link base Document.
101.DEF	iXBRL Taxonomy Extension Definition Link base Document.
101.LAB	iXBRL Taxonomy Extension Label Link base Document.
101.PRE	iXBRL Taxonomy Extension Presentation Link base Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 14, 2023	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director