Form 10-K
period 2023-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2023-10-30
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $11,279,100 based on 62,661,674 non affiliate shares outstanding at $0.18 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 10, 2023, the issuer had 89,059,357 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2023

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

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects. There was no activity with Kathis Energy, LLC during 2022 or 2023 fiscal years.

On May 7, 2018, the Company created a wholly owned subsidiary, ENMEX Operations LLC (“ENMEX”), a duly formed Limited Liability Company in the State of Quintana Roo, Mexico for the purpose of conducting business in Mexico in prospective real estate development projects. There has been no activity from inception to date.

Current Business

Refer to NOTE 4 for property information.

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

Employees

As of July 31, 2023, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

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

On October 9, 2023, there were approximately 100 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On July 24, 2023, the Company granted 700,000 shares of common stock for services to Mr. Webb. The shares were valued at $0.015, for total non-cash expense of $10,500.

On July 24, 2023, the Company granted 150,000 shares of common stock for services to Ms. Boulds. The shares were valued at $0.015, for total non-cash expense of $2,250.

On July 24, 2023, the Company granted 750,000 shares of common stock for services to Mr. Miranda. The shares were valued at $0.015, for total non-cash expense of $11,250.

On July 24, 2023, the Company granted 450,000 shares of common stock for services. The shares were valued at $0.015, for total non-cash expense of $6,750.

During the year ended July 31, 2023, the Company sold 4,333,334 shares of common stock for total cash proceeds of $85,000.

During the year ended July 31, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2023.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2023 and 2022

Revenue

We did not recognize any revenue for the years ended July 31, 2023 and 2022.

Officer compensation

Officer compensation was $39,150 and $26,400 for the years ended July 31, 2023 and 2022, respectively, We incur monthly compensation expense of $2,200 for our CFO. In the current fiscal year, we also recognized an additional $12,750 for stock compensation expense.

Consulting – related party

Consulting – related party services were $72,000 and $65,000 for the years ended July 31, 2023 and 2022. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees. Mr. Schaefer’s fee was increased from $5,000 to $6,000 per month on August 1, 2022.

Professional fees

Professional fees were $27,150 and $35,615 for the years ended July 31, 2023 and 2022, respectively, a decrease of $8,465, or 23.8%. Professional fees generally consist of legal, audit and accounting expenses. In the current year our audit and legal fees decreased $7,500 and $965, respectively.

Director Services

Compensation for director services was $11,250 and $0 for the years ended July 31, 2023 and 2022, respectively. In the current fiscal year, we also recognized an additional $11,250 for stock compensation expense.

General and administrative

General and administrative expenses were $32,159 and $25,487 for the years ended July 31, 2023 and 2022, respectively, an increase of $6,672 or 26.2%. In the current period we had increased fees for investor relations ($3,000), State fees of $2,320, and other G&A expense of $3,750.

Other expense

During the year ended July 31, 2023, we had total other income of $205,207 compared to $3,219 in the prior year. During the current year we incurred interest expense of $7,192, a gain on forgiveness of debt of $210,453, and other income of $1,946. During the prior year we incurred interest expense of $15,235, and a loss on debt conversion of $1,000, which was offset with a gain on forgiveness of debt of $17,167, and other income of $2,287.

Net Loss

For the year ended July 31, 2023, we had net income of $23,498 as compared to a net loss of $149,283 for year ended July 31, 2022. We recognized net income in the current year due to the gain on forgiveness of debt.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $145,913 for the year ended July 31, 2023, compared to cash used for operating activities of $165,704 for the year ended July 31, 2022.

Investing Activities

We used $0 for investing activities for the years ended July 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $127,000 for the year ended July 31, 2023 compared to $190,550 for the year ended July 31, 2022. During the year ended July 31, 2023, we received $120,000 from the sale of common stock. We also received $7,000 from a loan payable. During the year ended July 31, 2022, we received $220,550 from the sale of common stock. We also received $5,000 from a loan payable and repaid $15,000.

We had the following loans outstanding as of July 31, 2023:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $7,875 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2023, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2023, there is $18,425 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Minerals & Exploration LTD (the Company) as of July 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Winnemucca Mountain Property - Forgiveness of Debt

Description of the Matter:

As described in Note 4 to the financial statements, the Company previously entered into an option agreement, which included multiple amendments, to purchase certain mining claims. In connection with the agreements, the Company was obligated to pay $285,453 to the seller as of July 31, 2022. In June 2023, the Company renegotiated the amount owed to the seller by entering a release and a formal note payable. As a result, a gain on forgiveness of debt totaling $210,453 was recorded. This matter involved judgment and interpretation of accounting guidance on the part of management. Our audit involved subjective judgment to test the transaction.

How We Addressed the Matter in Our Audit:

We gained an understanding of the agreements between the Company and the seller. We obtained the signed note agreement and release signed by both parties. We obtained a conformation of the new note directly from the seller. Finally, we considered the accounting guidance to ensure the accounting treatment is reasonable.

/s/ Haynie & Company

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah
PCAOB ID 457
October 30, 2023

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2023	2022
ASSETS
Current Assets:
Cash	$6,900	$25,813
Total Current Assets	6,900	25,813

TOTAL ASSETS	$6,900	$25,813

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$43,364	$48,364
Accounts payable – related party	26,500	28,400
Accrued liabilities	27,152	305,413
Loans payable	171,000	79,000
Total Current Liabilities	268,016	461,177

TOTAL LIABILITIES	268,016	461,177

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 93,809,357 shares issued, 89,059,357 outstanding and 87,509,357 shares issued and 82,509,357 shares outstanding as of July 31, 2023 and July 31, 2022, respectively	89,059	82,509
Common stock to be issued	30,000	—
Additional paid-in-capital	2,987,668	2,873,468
Accumulated deficit	(3,367,843)	(3,391,341)

Total Stockholders’ Deficit	(261,116)	(435,364)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,900	$25,813

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2023	2022
Operating expenses:
Officer compensation	$39,150	$26,400
Consulting – related party	72,000	65,000
Professional fees	27,150	35,615
Director services	11,250	—
General and administrative expenses	32,159	25,487
Total operating expenses	181,709	152,502
Loss from operations	(181,709)	(152,502)

Other income (expense):
Interest expense	(7,192)	(15,235)
Other income	1,946	2,287
Gain on forgiveness of debt	210,453	17,167
Loss on conversion of debt	—	(1,000)
Total other income	205,207	3,219

Income (loss) before provision for income taxes	23,498	(149,283)
Provision for income taxes	—	—
Net Income (Loss)	$23,498	$(149,283)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	82,759,357	77,905,754

The accompanying notes are an integral part of these financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2021	72,818,338	$72,819	$2,555,016	$18,000	$(3,242,058)	$(596,223)
Common stock issued for cash	1,633,336	1,633	50,917	—	—	52,550
Common stock issued for cash – related party	5,533,333	5,533	160,467	(18,000)	—	148,000
Common stock issued for conversion of debt and accrued interest	945,000	945	53,455	—	—	54,400
Common stock issued for conversion of debt and accrued interest – related party	1,579,350	1,579	53,513	—	—	55,092
Contributed capital	—	—	100	—	—	100
Net loss	—	—	—	—	(149,283)	(149,283)
Balance, July 31, 2022	82,509,357	82,509	2,873,468	—	(3,391,341)	(435,364)
Common stock issued for services – related party	1,600,000	1,600	22,400	—	—	24,000
Common stock issued for services	450,000	450	6,300	—	—	6,750
Common stock issued for cash – related party	500,000	500	9,500	25,000	—	35,000
Common stock issued for cash	4,000,000	4,000	76,000	5,000	—	85,000
Net income	—	—	—	—	23,498	23,498
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$23,498	$(149,283)
Adjustments to reconcile net loss to net cash used in Operating activities:
Gain on forgiveness of debt	(210,453)	(17,167)
Loss on conversion of debt		1,000
Common stock issued for services – related party	24,000	—
Common stock issued for services	6,750	—
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	5,000	(9,189)
Accounts payable – related party	(1,900)	(6,300)
Accrued liabilities	7,192	15,235
Net cash used in operating activities	(145,913)	(165,704)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	7,000	5,000
Proceeds from loan payable – related party	5,000	—
Repayment of loan payable – related party	(5,000)	—
Repayment of loan payable	—	(15,000)
Proceeds from the sale of common stock – related party	35,000	—
Proceeds from the sale of common stock	85,000	200,550
Net cash provided by financing activities	127,000	190,550

Net change in cash	(18,913)	24,846

Cash at beginning of the year	25,813	967
Cash at end of the year	$6,900	$25,813

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt and accrued interest	$—	$108,491

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2023

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2023 and 2022.

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

For the year ended July 31, 2023, the Company had no potentially dilutive shares of common stock. For the year ended July 31, 2022, the Company had 1,911,330 of potentially dilutive shares from warrants, which have since all expired. The diluted loss per share is the same as the basic loss per share for the year ended July 31, 2022, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2023, the Company has an accumulated deficit of $3,367,843. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 25, 2019, the Company entered into a New Option Agreement with the Optionors. As stated in the New Option Agreement the Company has agreed to certain terms and conditions to have the right to earn an 80% interest in the Property, these terms include cash payments, issuance of common shares of the Company and work commitments.

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

On June 1, 2023, the Company, and Golden Sands Exploration Inc, entered into a Settlement and Promissory Note Agreement for the outstanding amount due under the Winnemucca Option Agreement. Per the terms of the agreement the amount owing is reduced to $85,000. The Company issued a Promissory Note (“Note”) to Golden Sands Exploration Inc, for $85,000, dated June 1, 2023. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As a result of the settlement the Company recognized a gain of $210,453 for the year ended July 31, 2023.

NOTE 5 — LOANS PAYABLE

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

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $7,875 of principal and accrued interest, respectively, due on this loan. As of July 31, 2022, there was $15,000 and $6,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2023, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2023, there is $18,425 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023.

NOTE 6 — COMMON STOCK TRANSACTION

On September 30, 2021, a note holder converted the $15,000 of principal and $2,400 of interest into 435,000 shares of common stock.

On September 30, 2021, a note holder converted the $31,000 of principal into 310,000 shares of common stock.

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

During the year ended July 31, 2023, the Company sold 4,333,334 shares of common stock for total cash proceeds of $85,000. As of July 31, 2023, 333,334 shares have not yet been issued by the transfer agent and are disclosed as $5,000 common stock to be issued.

On July 24, 2023, the Company granted 450,000 shares of common stock for services. The shares were valued at $0.015, for total non-cash expense of $6,750.

Refer to Note 8 for shares sold to a related party.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

On April 13, 2021, the Company entered into an agreement with Foster S. Zeiders, one of the owners of the Calihoma Partners LLC (“Fosters’). Per the terms of the agreement Foster will transfer to NMEX Natural Gas LLC, (a subsidiary of the Company still to be created), all of his interest, including but not limited to a 35% back-in after payout interest in Calihoma Partners LLC which has 60% ownership in West Lenapah Project including the assets and project definition as described in the agreement. Foster agreed to transfer one hundred (100%) percent of his membership interests in Calihoma Partners LLC, in exchange for 5,000,000 shares of common stock to be issued to him and an additional 5,000,000 shares to be issued pursuant to a specified timeframe.

During the initial period of this Agreement if either party hereto for reasonable cause determines that membership interests in Calihoma Partners LLC should no longer be held by NMEX Natural Gas LLC. Foster shall exchange his shares in Northern for the membership interests in NMEX Natural Gas LLC, and Northern will convey such membership interests to Foster in exchange for his stock in Northern, and NMEX Natural Gas LLC shall become wholly owned by Foster. Foster shall serve as Manager of NMEX Natural Gas LLC until Northern determines to convey the interest in Calihoma Partners or one year whichever is shorter. As of July 31, 2023, the initial 5,000,000 shares of common stock were issued but not outstanding, however, 4,750,000 shares will be returned to the Company.

NOTE 8 — RELATED PARTY TRANSACTIONS

For the years ended July 31, 2023 and 2022, total payments of $72,000 and $71,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2023 and 2022, there is $26,500 and $26,500 credited to accounts payable.

As of July 31, 2023 and 2022, there is $0 and $1,900, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On January 9, 2023, Ivan Webb, CEO, advanced the Company $5,000. The advance was intended as a short term, non-interest bearing and due on demand. The advance was repaid on March 13, 2023.

During the year ended July 31, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000.

During the year ended July 31, 2023, Mr. Miranda purchased 1,666,667 shares of common stock for $25,000.

On July 24, 2023, the Company granted 700,000 shares of common stock for services to Mr. Webb. The shares were valued at $0.015, for total non-cash expense of $10,500.

On July 24, 2023, the Company granted 150,000 shares of common stock for services to Ms. Boulds. The shares were valued at $0.015, for total non-cash expense of $2,250.

On July 24, 2023, the Company granted 750,000 shares of common stock for services to Mr. Miranda. The shares were valued at $0.015, for total non-cash expense of $11,250.

NOTE 9 — INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$4,900	$31,300
Other nondeductible expenses	(37,700)	3,400
Less: valuation allowance	32,800	(34,700)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$148,800	$108,200
Less: valuation allowance	(148,800)	(108,200)
Net deferred tax asset	$—	$—

At July 31, 2023, the Company had net operating loss carry forwards of approximately $572,000 that maybe offset against future taxable income. No tax benefit has been reported in the July 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs)

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose other than the following.

Subsequent to July 31, 2023, Mr. Miranda purchased 1,668,667 shares of common stock for $25,000.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2023, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	68	Chief Operating Officer, Secretary & Director	July 6, 2018
Victor Miranda	40	Director	July 6, 2018
Ivan Webb	72	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	53	Chief Financial Officer	February 7, 2020

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Noel Schaefer	2023	$72,000	N/A	N/A	N/A	N/A	N/A	N/A	$72,000
Chief Operating Officer & Director	2022	$72,000	N/A	N/A	N/A	N/A	N/A	N/A	$72,000
Victor Miranda	2023	N/A	N/A	11,250	N/A	N/A	N/A	N/A	$11,250
Director	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ivan Web)	2023	$0	N/A	10,500	N/A	N/A	N/A	N/A	$10,500
Chief Executive Officer & Director	2022	$0	N/A	N/A	N/A	N/A	N/A	N/A	$0
Rachel Boulds	2023	$26,400	N/A	2,250	N/A	N/A	N/A	N/A	$28,650
Chief Financial Officer	2022	$26,400	N/A	N/A	N/A	N/A	N/A	N/A	$26,400

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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2023, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2023 and 2022, other than stock for services in the amount of $11,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2023, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	3,564,350	4.0%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	2.2%
Victor Miranda, Director	Common stock	12,783,333	14.4%
Rachel Boulds, CFO	Common stock	150,000	0.2%
All officers and director as a group (4 persons)	Common stock	18,497,683	26.8%

Labrador Capital SAPI CV (3)	Common stock	5,000,000	5.6%
Starcom SA DE CV	Common stock	5,000,000	5.6%
All others as a group (2 persons)		10,000,000	10.12%

(1)

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(2)	Percentage ownership of common stock is based on 89,059,357 shares of our common stock.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 9, 2023, Ivan Webb, CEO, advanced the Company $5,000. The advance was intended as a short term, non-interest bearing and due on demand. The advance was repaid on March 13, 2023.

During the year ended July 31, 2023, Mr. Webb purchased 500,000 shares of common stock for $10,000.

On July 24, 2023, the Company granted 700,000 shares of common stock for services to Mr. Webb. The shares were valued at $0.015, for total non-cash expense of $10,500.

On July 24, 2023, the Company granted 150,000 shares of common stock for services to Ms. Boulds. The shares were valued at $0.015, for total non-cash expense of $2,250.

On July 24, 2023, the Company granted 750,000 shares of common stock for services to Mr. Miranda. The shares were valued at $0.015, for total non-cash expense of $11,250.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2023 and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2023	July 31, 2022
Audit Fees	$26,500	$34,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$26,500	$34,000

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: October 30, 2023	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer