Form 10-Q
period 2023-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2023-12-12
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☒	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act: None.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 90,059,357 common shares issued and December 7, 2023.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2023	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,105	$6,900
Total Current Assets	2,105	6,900

TOTAL ASSETS	$2,105	$6,900

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$57,464	$43,364
Accounts payable – related party	34,700	26,500
Accrued liabilities	28,747	27,152
Loans payable	86,000	86,000
Total Current Liabilities	206,911	183,016

Loan Payable	85,000	85,000

TOTAL LIABILITIES	291,911	268,016

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 89,059,357 shares issued and outstanding as of October 31, 2023, and 93,809,357 shares issued and 89,059,357 shares outstanding and July 31, 2023, respectively	89,059	89,059
Common stock to be issued	63,000	30,000
Additional paid-in-capital	2,987,668	2,987,668
Accumulated deficit	(3,429,533)	(3,367,843)

Total Stockholders’ Deficit	(289,806)	(261,116)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,105	$6,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Operating expenses:
Officer compensation	$6,600	$6,600
Consulting – related party	18,000	18,000
Professional fees	18,100	16,500
General and administrative expenses	16,120	10,552
Total operating expenses	58,820	51,652
Loss from operations	(58,820)	(51,652)

Other income (expense):
Interest expense	(2,870)	(1,585)
Other income	—	1,481
Total other expense	(2,870)	(104)

Loss before provision for income taxes	(61,690)	(51,756)
Provision for income taxes	—	—
Net Loss	$(61,690)	$(51,756)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	89,059,357	82,509,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,443,097)	$(487,120)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Common stock issued for cash	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	$89,059	$2,987,668	$63,000	$(3,429,533)	$(289,806)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(61,690)	$(51,756)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	14,100	21,149
Accounts payable – related party	8,200	6,000
Accrued liabilities	1,595	1,585
Net cash used in operating activities	(37,795)	(23,022)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock – related party	25,000	—
Proceeds from the sale of common stock	8,000	—
Net cash provided by financing activities	33,000	—

Net change in cash	(4,795)	(23,022)

Cash at beginning of the period	6,900	25,813
Cash at end of the period	$2,105	$2,791

Cash paid during the period for:
Interest	$1,275	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2023

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2023 and 2022.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended October 31, 2023.

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

For the three months ended October 31, 2023 and 2022, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2023, the Company has an accumulated deficit of $3,429,533. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of July 31, 2023, there was $15,000 and $7,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2023, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2023, there is $19,635 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2023, there is $862 of interest accrued on this note.

NOTE 5 — COMMON STOCK TRANSACTION

During the three months October 31, 2023, the Company received $8,000 for the purchase of common stock. As of October 31, 2023, the agreement for the sale of the shares has not been finalized and the shares have not been issued. The $8,000 is disclosed as common stock to be issued.

Refer to Note 6 for shares sold to a related party.

NOTE 6 — RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2023 and 2022, total payments of $12,000 and $12,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2023 and July 31, 2023, there is $32,500 and $26,500 credited to accounts payable.

As of October 31, 2023 and July 31, 2023, there is $2,200 and $0, respectively, credited to accounts payable for amounts due to Rachel Boulds, CFO, for consulting services.

On August 28, 2023, Mr. Miranda, director, purchased 1,666,667 shares of common stock for $25,000. As of October 31, 2023, the shares have not been issued. The $25,000 is disclosed as common stock to be issued.

NOTE 7 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose other than the following.

Subsequent to October 31, 2023, Mr. Miranda purchased 1,000,000 shares of common stock for $20,000.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2023 and 2022

Revenue

We had no revenue for the three months ended October 31, 2023 and 2022.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended October 31, 2023 and 2022, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $18,000 for the three months ended October 31, 2023 and 2022, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $18,100 and $16,500 for the three months ended October 31, 2023 and 2022, respectively, an increase of $1,600. Professional fees generally consist of legal, audit and accounting expenses. The increase can be attributed to an additional $1,000 and $600 of audit and legal fees, respectively, billed during the period.

General and administrative

General and administrative expenses were $16,120 and $10,552 for the three months ended October 31, 2023 and 2022, respectively, an increase of $5,568 or 52.7%. In the current period we incurred some additional one-time expenses that we did not have in the prior period.

Interest expense

During the three months ended October 31, 2023 and 2022, we had interest expense of $2,870 and $1,585, respectively. We also had $1,481 of other income in the prior period.

Net Loss

For the three months ended October 31, 2023, we had a net loss of $61,690 as compared to a net loss of $51,756 for the three months ended October 31, 2022, an increase of $9,934 or 19.1%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $37,795 for the three months ended October 31, 2023. Cash used for operating activities was $23,022 for the three months ended October 31, 2022.

Financing Activities

Net cash provided by financing activities was $33,000 for the three months ended October 31, 2023. We received $33,000 from the sale of our common stock, $25,000 of which was from a related party.

We had the following loans outstanding as of October 31, 2023:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2023, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2023, there is $19,635 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2023, there is $862 of interest accrued on this note.

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

On August 28, 2023, Mr. Miranda purchased 1,666,667 shares of common stock for $25,000.

During the three months October 31, 2023, the Company received $8,000 for the purchase of common stock.

All proceeds from the sale of common stock are being used for general operating expenses.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: December 12, 2023	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director