Form 10-Q
period 2024-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2024-03-18
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 333-146934

NORTHERN MINERALS & EXPLORATION LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1267 N 680 W, Pleasant Grove, UT	84062
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 96,301,023 common shares issued and March 15, 2024.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10,339	$6,900
Total Current Assets	10,339	6,900

TOTAL ASSETS	$10,339	$6,900

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$46,464	$43,364
Accounts payable – related party	26,500	26,500
Accrued liabilities	30,332	27,152
Loans payable - current	86,000	86,000
Total Current Liabilities	189,296	183,016

Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	274,296	268,016

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 93,301,023 and 89,059,357 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	93,300	89,059
Common stock to be issued	55,000	30,000
Additional paid-in-capital	3,047,052	2,987,668
Accumulated deficit	(3,459,309)	(3,367,843)

Total Stockholders’ Deficit	(263,957)	(261,116)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,339	$6,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Operating expenses:
Officer compensation	$6,600	$6,600	$13,200	$13,200
Consulting – related party	18,000	18,000	36,000	36,000
Professional fees	5,000	—	23,100	16,500
General and administrative expenses	(2,684)	1,151	13,436	11,703
Total operating expenses	26,916	25,751	85,736	77,403
Loss from operations	(26,916)	(25,751)	(85,736)	(77,403)

Other income (expense):
Interest expense	(2,860)	(1,585)	(5,730)	(3,170)
Other income	—	465	—	1,946
Total other income (expense)	(2,860)	(1,120)	(5,730)	(1,224)

Loss before provision for income taxes	(29,776)	(26,871)	(91,466)	(78,627)
Provision for income taxes	—	—	—	—
Net Loss	$(29,776)	$(26,871)	$(91,466)	$(78,627)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	91,332,128	82,509,357	90,195,743	82,509,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Common Stock To be Issued	Accumulated Deficit	Total Stockholders’ Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	82,509	2,873,468	—	(3,443,097)	(487,120)
Common stock issued for cash	—	—	—	40,000	—	40,000
Common stock issued for cash – related party	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	(26,871)	(26,871)
Balance, January 31, 2023	82,509,357	$82,509	$2,873,468	$50,000	$(3,469,968)	$(463,991)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	89,059	2,987,668	55,000	(3,429,533)	(297,806)
Common stock issued for cash – related party	2,666,666	2,666	37,334	—	—	40,000
Common stock issued for cash	1,575,000	1,575	22,050	—	—	23,625
Net loss	—	—	—	—	(29,776)	(29,776)
Balance, January 31, 2024	93,301,023	$93,300	$3,047,052	$55,000	$(3,459,309)	$(263,957)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(91,466)	$(78,627)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	3,100	11,500
Accounts payable – related party	—	4,000
Accrued liabilities	3,180	3,170
Net cash used in operating activities	(85,186)	(59,957)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable – related party	—	5,000
Proceeds from the sale of common stock – related party	65,000	10,000
Proceeds from the sale of common stock	23,625	40,000
Net cash provided by financing activities	88,625	55,000

Net change in cash	3,439	(4,957)

Cash at beginning of the period	6,900	25,813
Cash at end of the period	$10,339	$20,856

Cash paid during the period for:
Interest	$2,550	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

January 31, 2024

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2024 and July 31, 2023.

Revision for Correction of Immaterial Error

In the first quarter of FY 2024, a deposit of $8,000 was incorrectly recorded to common stock to be issued. The error was discovered in the second quarter and corrected by debiting common stock to be issued and crediting expense. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements,” the Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements. The error was considered to be immaterial and therefore no restatement required.

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

For the three and six months ended January 31, 2024 and 2023, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to January 31, 2024, the Company has an accumulated deficit of $3,459,309. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of January 31, 2024, there was $15,000 and $8,625 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2024, there is $20,845 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of January 31, 2024, there is $862 of interest accrued on this note.

NOTE 5 — COMMON STOCK TRANSACTION

During the six months ended January 31, 2024, the Company sold 1,575,000 shares of common stock, for total cash proceeds of $23,625.

Refer to Note 6 for shares sold to a related party.

NOTE 6 — RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2024 and 2023, total payments of $36,000 and $32,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2024 and July 31, 2023, there is $26,500 and $30,500 credited to accounts payable.

On August 28, 2023, Mr. Miranda, director, purchased 1,666,667 shares of common stock for $25,000. As of January 31, 2024, the shares have not been issued. $25,000 is disclosed as common stock to be issued. On November 15, 2023, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000. On December 20, 2023, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000

NOTE 7 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On February 9, 2024, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000.

On March 12, 2024, Mr. Miranda, purchased 1,666,667 shares of common stock, for total cash proceeds of $25,000.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2024 and 2023

Revenue

We had no revenue for the three months ended January 31, 2024 and 2023.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended January 31, 2024 and 2023, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $18,000 for the three months ended January 31, 2024 and 2023, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $5,000 and $0 for the three months ended January 31, 2024 and 2023, respectively, an increase of $5,000. Professional fees generally consist of legal, audit and accounting expenses. In the current period we incurred $5,000 for auditor fees.

General and administrative

General and administrative expenses were ($2,684) and $1,151 for the three months ended January 31, 2024 and 2023, respectively, a decrease of $3,835 or 333.2%. In Q1 $8,000 was incorrectly recorded and discovered in Q2, at which time it was corrected, resulting in a negative expense for the three months ended January 31, 2024.

Interest expense

During the three months ended January 31, 2024 and 2023, we had interest expense of $2,860 and $1,585, respectively. We also had $468 of other income in the prior period.

Net Loss

For the three months ended January 31, 2024, we had a net loss of $29,776 as compared to a net loss of $26,871 for the three months ended January 31, 2023 an increase of $2,905 or 10.8%. The increase is due to the reasons discussed above.

Results of Operations for the Six Months Ended January 31, 2024 and 2023

Revenue

We had no revenue for the six months ended January 31, 2024 and 2023.

Officer compensation

Officer compensation was $13,200 and $13,200 for the six months ended January 31, 2024 and 2023, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $36,000 and $36,000 for the six months ended January 31, 2024 and 2023, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $23,100 and $16,500 for the six months ended January 31, 2024 and 2023, respectively, an increase of $6,600. Professional fees generally consist of legal, audit and accounting expenses. In the current period we incurred $22,500 for auditor fees.

General and administrative

General and administrative expenses were $13,436 and $11,703 for the six months ended January 31, 2024 and 2023, respectively, an increase of $1,733 or 14.8%.

Interest expense

During the six months ended January 31, 2024 and 2023, we had interest expense of $5,730 and $3,170 respectively. We also had $1,946 of other income in the prior period.

Net Loss

For the six months ended January 31, 2024, we had a net loss of $91,466 as compared to a net loss of $78,627 for the six months ended January 31, 2023 an increase of $12,839 or 16.3%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $85,186 for the six months ended January 31, 2024. Cash used for operating activities was $59,957 for the six months ended January 31, 2023.

Financing Activities

Net cash provided by financing activities was $88,625 for the six months ended January 31, 2024. We received $88,625 from the sale of our common stock, $65,000 of which was from a related party.

We had the following loans outstanding as of January 31, 2024:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of January 31, 2024, there was $15,000 and $8,625 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2024, there is $20,845 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of January 31, 2024, there is $862 of interest accrued on this note.

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

On August 28, 2023, Mr. Miranda purchased 1,666,667 shares of common stock for $25,000.

On November 15, 2023, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000.

On December 20, 2023, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000.

During the six months ended January 31, 2024, the Company sold 1,575,000 shares of common stock, for total cash proceeds of $23,625.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: March 18, 2024	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director