Form 10-Q
period 2024-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2024-06-13
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 104,967,690 common shares issued and June 7, 2024.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$41,942	$6,900
Total Current Assets	41,942	6,900

TOTAL ASSETS	$41,942	$6,900

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$44,351	$43,364
Accounts payable – related party	26,500	26,500
Accrued liabilities	33,202	27,152
Loans payable - current	86,000	86,000
Total Current Liabilities	190,053	183,016

Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	275,053	268,016

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 98,634,357and 89,059,357 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	98,634	89,059
Common stock to be issued	45,000	30,000
Additional paid-in-capital	3,121,718	2,987,668
Accumulated deficit	(3,498,463)	(3,367,843)

Total Stockholders’ Deficit	(233,111)	(261,116)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$41,942	$6,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Operating expenses:
Officer compensation	$6,600	$6,600	$19,800	$19,800
Consulting – related party	18,000	18,000	54,000	54,000
Professional fees	5,750	10,000	28,850	26,500
General and administrative expenses	5,934	7,568	19,370	19,271
Total operating expenses	36,284	42,168	122,020	119,571
Loss from operations	(36,284)	(42,168)	(122,020)	(119,571)

Other income (expense):
Interest expense	(2,870)	(1,585)	(8,600)	(4,755)
Other income	—	—	—	1,946
Total other income (expense)	(2,870)	(1,585)	(8,600)	(2,809)

Loss before provision for income taxes	(39,154)	(43,753)	(130,620)	(122,380)
Provision for income taxes	—	—	—	—
Net Loss	$(39,154)	$(43,753)	$(130,620)	$(122,380)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	96,082,505	82,509,357	92,163,336	82,509,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Net loss	—	—	—	—	(51,756)	(51,756)
Balance, October 31, 2022	82,509,357	82,509	2,873,468	—	(3,443,097)	(487,120)
Common stock issued for cash	—	—	—	40,000	—	40,000
Common stock issued for cash – related party	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	(26,871)	(26,871)
Balance, January 31, 2023	82,509,357	82,509	2,873,468	50,000	(3,469,968)	(463,991)
Common stock issued for cash	—	—	—	40,000		40,000
Net loss	—	—	—		(43,753)	(43,753)
Balance, April 30, 2023	82,509,357	$82,509	$2,873,468	$90,000	$(3,513,721)	$(467,744)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	89,059	2,987,668	55,000	(3,429,533)	(297,806)
Common stock issued for cash – related party	2,666,666	2,666	37,334	—	—	40,000
Common stock issued for cash	1,575,000	1,575	22,050	—	—	23,625
Net loss	—	—	—	—	(29,776)	(29,776)
Balance, January 31, 2024	93,301,023	93,300	3,047,052	55,000	(3,459,309)	(263,957)
Common stock issued for cash – related party	5,000,001	5,001	69,999	(30,000)	—	45,000
Common stock issued for cash	333,333	333	4,667	20,000	—	25,000
Net loss	—	—	—	—	(39,154)	(39,154)
Balance, April 30, 2024	98,634,357	$98,634	$3,121,718	$45,000	$(3,498,463)	$(233,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(130,620)	$(122,380)
Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	987	10,000
Accounts payable – related party	—	(1,900)
Accrued liabilities	6,050	4,755
Net cash used in operating activities	(123,583)	(109,525)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable – related party	—	5,000
Repayment of loan payable – related party		(5,000)
Proceeds from the sale of common stock – related party	110,000	10,000
Proceeds from the sale of common stock	48,625	80,000
Net cash provided by financing activities	158,625	90,000

Net change in cash	35,042	(19,525)

Cash at beginning of the period	6,900	25,813
Cash at end of the period	$41,942	$6,288

Cash paid during the period for:
Interest	$2,550	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

April 30, 2024

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2024 and July 31, 2023.

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

For the three and nine months ended April 30, 2024 and 2023, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to April 30, 2024, the Company has an accumulated deficit of $3,498,463. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of April 30, 2024, there was $15,000 and $9,000 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2024, there is $22,055 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of April 30, 2024, there is $2,159 of interest accrued on this note.

NOTE 5 — COMMON STOCK TRANSACTION

During the nine months ended April 30, 2024, the Company sold 3,241,666 shares of common stock, for total cash proceeds of $48,625. As of April 30, 2024, 1,666,666 shares have not yet been issued by the transfer agent and are disclosed as $25,000 of common stock to be issued.

Refer to Note 6 for shares sold to a related party.

NOTE 6 — RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2024 and 2023, total payments of $54,000 and $54,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2024 and July 31, 2023, there is $26,500 and $30,500 credited to accounts payable.

On August 28, 2023, Mr. Miranda, director, purchased 1,666,667 shares of common stock for $25,000. The shares were issued by the transfer agent on March 15, 2024. In addition, Mr. Miranda also received 1,666,667 shares of common stock that were purchased and due from a prior period.

On November 15, 2023, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000.

On December 20, 2023, Mr. Miranda purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000.

On February 2, 2024, Mr. Miranda, purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000. As of April 30, 2024, 1,333,333 shares have not yet been issued by the transfer agent and are disclosed as $20,000 of common stock to be issued.

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

Subsequent to April 30, 2024, the Company sold a total of 3,666,667 shares of common stock at $0.015 per share for total proceeds of $55,000.

Subsequent to April 30, 2024, the Company issued a total of 3,000,000 shares of common stock that were sold in the prior period and disclosed as common stock to be issued.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

Revenue

We had no revenue for the three months ended April 30, 2024 and 2023.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended April 30, 2024 and 2023, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $18,000 and $18,000 for the three months ended April 30, 2024 and 2023, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $5,750 and $10,000 for the three months ended April 30, 2024 and 2023, respectively, a decrease of $4,250. Professional fees generally consist of legal, audit and accounting expenses. In the current period we had a $5,000 decrease in audit fees, offset with $750 for legal fees.

General and administrative

General and administrative expenses were $5,934 and $7,568 for the three months ended April 30, 2024 and 2023, respectively, a decrease of $1,634 or 21.6%.

Interest expense

During the three months ended April 30, 2024 and 2023, we had interest expense of $2,870 and $1,585, respectively.

Net Loss

For the three months ended April 30, 2024, we had a net loss of $39,154 as compared to a net loss of $43,753 for the three months ended April 30, 2023 a decrease of $4,599 or 10.5%. The decrease is due to the reasons discussed above.

Results of Operations for the Nine Months Ended April 30, 2024 Compared to the Nine Months Ended April 30, 2023

Revenue

We had no revenue for the nine months ended April 30, 2024 and 2023.

Officer compensation

Officer compensation was $19,800 and $19,800 for the nine months ended April 30, 2024 and 2023, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $54,000 and $54,000 for the nine months ended April 30, 2024 and 2023, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $28,850 and $26,500 for the nine months ended April 30, 2024 and 2023, respectively, an increase of $2,350 or 8.9%. Professional fees generally consist of legal, audit and accounting expenses. In the current period we incurred an additional $1,000 for auditor fees and $1,350 for legal fees.

General and administrative

General and administrative expenses were $19,370 and $19,271 for the nine months ended April 30, 2024 and 2023, respectively, an increase of $99 or 0.5%.

Interest expense

During the nine months ended April 30, 2024 and 2023, we had interest expense of $8,600 and $4,755 respectively. We also had $1,946 of other income in the prior period.

Net Loss

For the nine months ended April 30, 2024, we had a net loss of $130,620 as compared to a net loss of $122,380 for the nine months ended April 30, 2023 an increase of $8,240 or 6.7%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $123,583 for the nine months ended April 30, 2024. Cash used for operating activities was $109,525 for the nine months ended April 30, 2023.

Financing Activities

Net cash provided by financing activities was $158,625 for the nine months ended April 30, 2024. We received $158,625 from the sale of our common stock, $110,000 of which was from a related party.

We had the following loans outstanding as of April 30, 2024:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of April 30 2024, there was $15,000 and $9,000 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of April 30, 2024, there is $22,055 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of April 30, 2024, there is $862 of interest accrued on this note.

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

On February 2, 2024, Mr. Miranda purchased 1,333,333 shares of common stock, for total cash proceeds of $20,000. As of April 30, 2024, 1,333,333 shares have not yet been issued by the transfer agent and are disclosed as $20,000 of common stock to be issued.

On March 12, 2024, Mr. Miranda purchased 1,666,667 shares of common stock, for total cash proceeds of $25,000.

During the nine months ended April 30, 2024, the Company sold 3,241,666 shares of common stock, for total cash proceeds of $48,625. As of April 30, 2024, 1,666,666 shares have not yet been issued by the transfer agent and are disclosed as $25,000 of common stock to be issued.

Subsequent to April 30, 2024, the Company sold a total of 3,666,667 shares of common stock at $0.015 per share for total proceeds of $55,000.

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

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: June 13, 2024	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director