Form 10-K
period 2024-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2024-10-29
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

(801) 885-9260
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NMEX	OTCPINK

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

☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $10,122,200 based on 79,203,349 non affiliate shares outstanding at $0.1278 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 28, 2024, the issuer had 105,801,032 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2024

TABLE OF CONTENTS

PART I	Page

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

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects. There was no activity with Kathis Energy, LLC during 2023 or 2024 fiscal years.

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

Employees

As of July 31, 2024, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1267 N 680 W, Pleasant Grove, UT.

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

On October 28, 2024, there were approximately 121 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Issuer Direct Corporation, 1981 Murray Holiday Road, #100, Salt Lake City, UT 84117.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended July 31, 2024, the Company sold 6,241,666 shares of common stock, for total cash proceeds of $88,625.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2024, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2024.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2024 and 2023

Revenue

We did not recognize any revenue for the years ended July 31, 2024 and 2023.

Officer compensation

Officer compensation was $26,400 and $39,150 for the years ended July 31, 2024 and 2023, respectively, a decrease of $12,750 or 32.6%. We incur a monthly compensation expense of $2,200 for our CFO. In the prior fiscal year, we also recognized an additional $12,750 for stock compensation expense.

Consulting – related party

Consulting – related party services were $76,700 and $72,000 for the years ended July 31, 2024 and 2023, respectively, an increase of $4,700 or 6.5%. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees. In the current year we also incurred $4,700 of consutling fees from Mr. Webb.

Professional fees

Professional fees were $33,850 and $27,150 for the years ended July 31, 2024 and 2023, respectively, an increase of $6,700, or 24.7%. Professional fees generally consist of legal and audit expenses. In the current year our audit and legal fees increased $6,000 and $700, respectively.

Director Services

Compensation for director services was $0 and $11,250 for the years ended July 31, 2024 and 2023, respectively. In the prior fiscal year, we recognized $11,250 for stock compensation expense.

General and administrative

General and administrative expenses were $21,936 and $32,159 for the years ended July 31, 2024 and 2023, respectively, a decrease of $10,223 or 31.8%. In the current period a majority of the decrease was due to decreased fees for our transfer agent of $7,218 and State fees of $1,500.

Other expense

During the year ended July 31, 2024, we incurred $11,454 of interest expense. During the year ended July 31, 2023, we had total other income of $205,207. We incurred interest expense of $7,192, a gain on forgiveness of debt of $210,453, and other income of $1,946.

Net Loss

For the year ended July 31, 2024, we had a net loss of $170,340 compared to net income of $23,498 for year ended July 31, 2023. We recognized net income in the prior year due to the gain on forgiveness of debt as discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $167,386 for the year ended July 31, 2024, compared to cash used for operating activities of $145,913 for the year ended July 31, 2023.

Investing Activities

We used $0 for investing activities for the years ended July 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $213,625 for the year ended July 31, 2024 compared to $127,000 for the year ended July 31, 2023. During the year ended July 31, 2024, we received $213,625 from the sale of common stock, $125,000 of which was from a related party. During the year ended July 31, 2023, we received $120,000 from the sale of common stock. We also received $7,000 from a loan payable.

We had the following loans outstanding as of July 31, 2024:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there was $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2024, there is $23,265 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $886 of interest accrued on this note.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration LTD (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

October 29, 2024

PCAOB #457

We have served as the Company’s auditors since 2020.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2024	2023
ASSETS
Current Assets:
Cash	$53,139	$6,900
Total Current Assets	53,139	6,900

TOTAL ASSETS	$53,139	$6,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,600	$43,364
Accounts payable – related party	—	26,500
Accrued liabilities	33,506	27,152
Loans payable - current	86,000	86,000
Total Current Liabilities	121,106	183,016

Other payables	38,364	—
Accounts payable – related party	26,500	—
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	270,970	268,016

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,301,032 and 89,059,357 shares issued and outstanding as of July 31, 2024 and 2023, respectively	105,301	89,059
Common stock to be issued	—	30,000
Additional paid-in-capital	3,215,051	2,987,668
Accumulated deficit	(3,538,183)	(3,367,843)

Total Stockholders’ Deficit	(217,831)	(261,116)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,139	$6,900

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2024	2023
Operating expenses:
Officer compensation	$26,400	$39,150
Consulting – related party	76,700	72,000
Professional fees	33,850	27,150
Director services	—	11,250
General and administrative expenses	21,936	32,159
Total operating expenses	158,886	181,709
Loss from operations	(158,886)	(181,709)

Other income / (expense):
Interest expense	(11,454)	(7,192)
Other income	—	1,946
Gain on forgiveness of debt	—	210,453
Total other (expense) / income	(11,454)	205,207

(Loss) / income before provision for income taxes	(170,340)	23,498
Provision for income taxes	—	—
Net (Loss) / Income	$(170,340)	$23,498

Net (loss) / income per share, basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	94,508,628	82,759,357

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2022	82,509,357	$82,509	$2,873,468	$—	$(3,391,341)	$(435,364)
Common stock issued for services – related party	1,600,000	1,600	22,400	—	—	24,000
Common stock issued for services	450,000	450	6,300	—	—	6,750
Common stock issued for cash – related party	500,000	500	9,500	25,000	—	35,000
Common stock issued for cash	4,000,000	4,000	76,000	5,000	—	85,000
Net income	—	—	—	—	23,498	23,498
Balance, July 31, 2023	89,059,357	89,059	2,987,668	30,000	(3,367,843)	(261,116)
Common stock issued for cash – related party	10,000,000	10,000	140,000	(25,000)	—	125,000
Common stock issued for cash	6,241,675	6,242	87,383	(5,000)	—	88,625
Net loss	—	—	—	—	(170,340)	(170,340)
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) / income	$(170,340)	$23,498
Adjustments to reconcile net (loss) income to net cash used in Operating activities:
Gain on forgiveness of debt	—	(210,453)
Common stock issued for services – related party	—	24,000
Common stock issued for services	—	6,750
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	(3,400)	5,000
Accounts payable – related party	—	(1,900)
Accrued liabilities	6,354	7,192
Net cash used in operating activities	(167,386)	(145,913)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan payable	—	7,000
Proceeds from loan payable – related party	—	5,000
Repayment of loan payable – related party	—	(5,000)
Proceeds from the sale of common stock – related party	125,000	35,000
Proceeds from the sale of common stock	88,625	85,000
Net cash provided by financing activities	213,625	127,000

Net change in cash	46,239	(18,913)

Cash at beginning of the period	6,900	25,813
Cash at end of the period	$53,139	$6,900

Cash paid during the period for:
Interest	$3,825	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2024

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2024 and 2023.

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

For the years ended July 31, 2024 and 2023, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to July 31, 2024, the Company has an accumulated deficit of $3,538,183. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2023, there is $15,000 and $8,250 of principal and accrued interest, respectively, due on this loan. As of July 31, 2024, there was $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2024, there is $23,265 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $886 of interest accrued on this note.

NOTE 5 — COMMON STOCK TRANSACTION

During the year ended July 31, 2023, the Company sold 4,333,334 shares of common stock for total cash proceeds of $85,000. As of July 31, 2023, 333,334 shares have not yet been issued by the transfer agent and are disclosed as $5,000 common stock to be issued. The shares were issued in the year ended July 31, 2024.

On July 24, 2023, the Company granted 450,000 shares of common stock for services. The shares were valued at $0.015, for total non-cash expense of $6,750.

During the year ended July 31, 2024, the Company sold 6,241,666 shares of common stock, for total cash proceeds of $88,625.

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

For the years ended July 31, 2024 and 2023, total payments of $72,000 and $72,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2024 and 2023, there is $26,500 credited to other payables (long term) and $26,500 credited to accounts payable, respectively.

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

On April 30, 2024, Robert Campbell, director, purchased 1,000,000 shares of common stock, for total cash proceeds of $15,000.

NOTE 7 — INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$(35,800)	$4,900
Other nondeductible expenses	—	(37,700)
Less: valuation allowance	35,800	32,800
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$153,500	$148,800
Less: valuation allowance	(153,500)	(148,800)
Net deferred tax asset	$—	$—

At July 31, 2024, the Company had net operating loss carry forwards of approximately $586,000 that maybe offset against future taxable income. No tax benefit has been reported in the July 31, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs).

NOTE 8 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	69	Chief Operating Officer, Secretary & Director	July 6, 2018
Victor Miranda	41	Director	July 6, 2018
Ivan Webb	73	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	54	Chief Financial Officer	February 7, 2020
Robert Campbell	51	Director	June 19, 2024

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

Robert Campbell, Director, Robert brings extensive experience in the technology industry, specializing in innovative solutions and strategic growth. As a pivotal figure in multiple high-growth companies, Robert has a proven track record of driving operational excellence and achieving significant business milestones. His expertise in project management, client relations, and team leadership has been instrumental in transforming business models. Throughout his career, Robert has been deeply involved in international business, fostering global partnerships and expanding market reach. As a new board member and secretary at NMEX, Robert is committed to leveraging his industry knowledge and leadership skills to further the company's mission and contribute to its continued success.

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

Director Independence

We currently act with three directors, Noel Schaefer, Victor Miranda and Robert Campbell. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our directors and officer act in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by our directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Code of Ethics

The Company has not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Noel Schaefer	2024	$72,000	N/A	N/A	N/A	N/A	N/A	N/A	$72,000
Chief Operating Officer & Director	2023	$72,000	N/A	N/A	N/A	N/A	N/A	N/A	$72,000
Ivan Webb)	2024	$4,700	N/A	N/A	N/A	N/A	N/A	N/A	$4,700
Chief Executive Officer & Director	2023	$0	N/A	$10,500	N/A	N/A	N/A	N/A	$10,500
Rachel Boulds	2024	$26,400	N/A	N/A	N/A	N/A	N/A	N/A	$26,400
Chief Financial Officer	2023	$26,400	N/A	$2,250	N/A	N/A	N/A	N/A	$28,650

Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.
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

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2024, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2024 and 2023, other than stock for services in the amount of $11,250 to Mr. Miranda in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 9, 2024, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	1,164,350	1.1%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	1.9%
Victor Miranda, Director	Common stock	21,783,333	20.9%
Rachel Boulds, CFO	Common stock	150,000	0.1%
Robert Campbell	Common stock	1,000,000	0.9%
All officers and director as a group (5 persons)	Common stock	26,097,683	24.9%

Labrador Capital SAPI CV (3)	Common stock	5,000,000	4.8%
Starcom SA DE CV	Common stock	5,000,000	4.8%
All others as a group (2 persons)		10,000,000	9.6%

(1)

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(2)	Percentage ownership of common stock is based on 100,301,032 shares of our common stock.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the years ended July 31, 2024 and 2023, total payments of $72,000 and $72,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2024 and 2023, there is $26,500 and $26,500 credited to accounts payable.

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

On April 30, 2024, Robert Campbell, director, purchased 1,000,000 shares of common stock, for total cash proceeds of $15,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2024	July 31, 2023
Audit Fees	$32,500	$26,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$32,500	$26,500

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: October 29, 2024	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Victor Miranda
Victor Miranda
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Robert Campbell
Robert Campbell
Director

