Form 10-Q
period 2024-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2024-12-13
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

(801) 885-9260
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	NMEX	OTC PINK

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 105,401,032 common shares issued and outstanding as of December 13, 2024.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10,662	$53,139
Total Current Assets	10,662	53,139

TOTAL ASSETS	$10,662	$53,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$16,000	$1,600
Accrued liabilities	35,091	33,506
Loans payable - current	86,000	86,000
Total Current Liabilities	137,091	121,106

Other payables	38,364	38,364
Accounts payable – related party	26,500	26,500
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	286,955	270,970

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,401,032 and 105,301,032 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	105,401	105,301
Additional paid-in-capital	3,233,951	3,215,051
Accumulated deficit	(3,615,645)	(3,538,183)

Total Stockholders’ Deficit	(276,293)	(217,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,662	$53,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023
Operating expenses:
Officer compensation	$6,600	$6,600
Consulting – related party	19,250	18,000
Professional fees	16,000	18,100
General and administrative expenses	32,752	16,120
Total operating expenses	74,602	58,820
Loss from operations	(74,602)	(58,820)

Other expense:
Interest expense	(2,860)	(2,870)
Total other expense	(2,860)	(2,870)

Loss before provision for income taxes	(77,462)	(61,690)
Provision for income taxes	—	—
Net Loss	$(77,462)	$(61,690)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	105,315,162	89,059,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	$105,401	$3,233,951	$—	$(3,615,645)	$(276,293)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Common stock issued for cash	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	$89,059	$2,987,668	$63,000	$(3,429,533)	$(289,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(77,462)	$(61,690)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	19,000	—
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	14,400	14,100
Accounts payable – related party	—	8,200
Accrued liabilities	1,585	1,595
Net cash used in operating activities	(42,477)	(37,795)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock – related party	—	25,000
Proceeds from the sale of common stock	—	8,000
Net cash provided by financing activities	—	33,000

Net change in cash	(42,477)	(4,795)

Cash at beginning of the period	53,139	6,900
Cash at end of the period	$10,662	$2,105

Cash paid during the period for:
Interest	$1,275	$1,275
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

October 31, 2024

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2024 and July 31, 2024.

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

For the three months ended October 31, 2024 and 2023, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception to October 31, 2024, the Company has an accumulated deficit of $3,615,645. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there is $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. As of October 31, 2024, there was $15,000 and $9,750 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2024, there is $24,475 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2024, there is $877 of interest accrued on this note.

NOTE 5 — COMMON STOCK TRANSACTION

On October 18, 2024, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $19,000.

NOTE 6 — RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2024 and 2023, total payments of $18,000 and $12,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2024 and July 31, 2024, there is $26,500 credited to other payables (long term).

For the three months ended October 31, 2024, total payments of $1,250 were made to Ivan Webb, CEO of the Company, for consulting services.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2024 Compared to the Three Months Ended October 31, 2023

Revenue

We had no revenue for the three months ended October 31, 2024 and 2023.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended October 31, 2024 and 2023, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $19,250 and $18,000 for the three months ended October 31, 2024 and 2023, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the current period $1,250 was also paid to our CEO for consulting fees.

Professional fees

Professional fees were $16,000 and $18,100 for the three months ended October 31, 2024 and 2023, respectively, a decrease of $2,100 or 11.6%. Professional fees generally consist of legal and audit expenses. In the current period we had a $1,500 and $600 decrease in audit and legal fees, respectively.

General and administrative

General and administrative expenses were $32,752 and $16,120 for the three months ended October 31, 2024 and 2023, respectively, an increase of $16,632 or 103.2%. In the current period we issued common stock for services valued at $19,000. This was offset by a decrease of our edgar fees.

Interest expense

During the three months ended October 31, 2024 and 2023, we had interest expense of $2,870 and $2,870, respectively.

Net Loss

For the three months ended October 31, 2024, we had a net loss of $77,462 as compared to a net loss of $61,690 for the three months ended October 31, 2023 an increase to our net loss of $15,772 or 25.6%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $42,477 for the three months ended October 31, 2024. Cash used for operating activities was $37,795 for the three months ended October 31, 2023.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended October 31, 2024. For the three months ended October 31, 2024, we received $33,000 from the sale of our common stock, $25,000 of which was from a related party.

We had the following loans outstanding as of October 31, 2024:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there is $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. As of October 31, 2024, there was $15,000 and $9,750 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of October 31, 2024, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of October 31, 2024, there is $24,475 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2024, there is $877 of interest accrued on this note.

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

None,

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

NORTHERN MINERALS & EXPLORATION LTD.

Dated: December 13, 2024	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director