Form 10-Q
period 2025-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2025-03-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 105,401,032 common shares issued and outstanding as of March 17, 2025.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2025 (Unaudited) and July 31, 2024 (Audited)	4

Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2025 and 2024 (Unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months ended January 31, 2025 and 2024 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2025 and 2024 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$30,487	$53,139
Total Current Assets	30,487	53,139

TOTAL ASSETS	$30,487	$53,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$13.500	$1,600
Accrued liabilities	36,751	33,506
Loans payable - current	86,000	86,000
Total Current Liabilities	136,251	121,106
Long Term Liabilities:
Other payables	38,364	38,364
Accounts payable – related party	26,500	26,500
Loan payable – related party	25,000	—
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	311,115	270,970

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,401,032 and 105,301,032 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	105,401	105,301
Common stock to be issued	35,000	—
Additional paid-in-capital	3,233,951	3,215,051
Accumulated deficit	(3,654,980)	(3,538,183)

Total Stockholders’ Deficit	(280,628)	(217,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,487	$53,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024
Operating expenses:
Officer compensation	$6,600	$6,600	$13,200	$13,200
Consulting – related party	19,400	18,000	38,650	36,000
Professional fees	5,500	5,000	21,500	23,100
General and administrative expenses	4,899	(2,684)	37,651	13,436
Total operating expenses	36,399	26,916	111,001	85,736
Loss from operations	(36,399)	(26,916)	(111,001)	(85,736)

Other expense:
Interest expense	(2,936)	(2,860)	(5,796)	(5,730)
Total other expense	(2,936)	(2,860)	(5,796)	(5,730)

Loss before provision for income taxes	(39,335)	(29,776)	(116,797)	(91,466)
Provision for income taxes	—	—	—	—
Net Loss	$(39,335)	$(29,776)	$(116,797)	$(91,466)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	105,401,032	91,332,128	105,357,097	90,195,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	105,401	3,233,951	—	(3,615,645)	(276,293)
Common stock issued for cash – related party	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(39,335)	(39,335)
Balance, January 31, 2025	105,401,032	$105,401	$3,233,951	$35,000	$(3,654,980)	$(280,628)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Common stock issued for cash	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	89,059	2,987,668	63,000	(3,429,533)	(289,806)
Common stock issued for cash – related party	2,666,666	2,666	37,334	—	—	40,000
Common stock issued for cash	1,575,000	1,575	22,050	—	—	23,625
Net loss	—	—	—	—	(29,776)	(29,776)
Balance, January 31, 2024	93,301,023	$93,300	$3,047,052	$63,000	$(3,459,309)	$(255,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(116,797)	$(91,466)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	19,000	—
Changes in Operating Assets and Liabilities:
Accounts payables and accrued liabilities	11,900	3,100
Accounts payable – related party	—	—
Accrued liabilities	3,245	3,180
Net cash used in operating activities	(82,652)	(85,186)

Cash Flows used in Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock – related party	35,000	65,000
Proceeds from the sale of common stock	—	23,625
Proceeds from note payable – related party	25,000	—
Net cash provided by financing activities	60,000	88,625

Net change in cash	(22,652)	3,439

Cash at beginning of the period	53,139	6,900
Cash at end of the period	$30,487	$10,339

Cash paid during the period for:
Interest	$2,550	$2,550
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

January 31, 2025

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a natural resource company operating in oil and gas production in central Texas and exploration for gold and silver in northern Nevada.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2025 and July 31, 2024.

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

For the three and six months ended January 31, 2025 and 2024, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of January 31, 2025, the Company has an accumulated deficit of $3,654,980. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there is $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. As of January 31, 2025, there was $15,000 and $10,125 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2025, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of July 31, 2024, there is $60,000 and $23,265 of principal and accrued interest, respectively, due on this loan. As of January 31, 2025, there is $60,000 and $25,685 of principal and interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $85,000 and $886 of principal and accrued interest, respectively, due on this loan. As of January 31, 2025, there is $85,000 and $877 of principal and accrued interest, respectively, due on this loan.

NOTE 5 — COMMON STOCK TRANSACTION

On October 18, 2024, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $19,000.

Refer to Note 7 for transactions with related parties.

NOTE 6 — RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of January 25, 2025, there is $25,000 and $55 of principal and accrued interest, respectively, due on the LOC.

NOTE 7 — RELATED PARTY TRANSACTIONS

For the six months ending January 31, 2025 and 2024, total payments of $36,000 and $36,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2025 and July 31, 2024, there is $26,500 credited to other payables (long term).

For the six months ending January 31, 2025, total payments of $2,650 were made to Ivan Webb, CEO of the Company, for consulting services.

During the six months ending January 31, 2025, Victor Miranda, a Director, purchased 300,000 shares of common stock for total proceeds of $15,000. As of January 31, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the six months ending January 31, 2025, Robert Campbell, a Director, purchased 400,000 shares of common stock for total proceeds of $20,000. As of January 31, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024

Revenue

We had no revenue for the three months ended January 31, 2025 and 2024.

Officer compensation

Officer compensation was $6,600 and $6,600 for the three months ended January 31, 2025 and 2024, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $19,400 and $18,000 for the three months ended January 31, 2025 and 2024, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the current period we paid an additional $1,400 to our CEO for consulting fees.

Professional fees

Professional fees were $5,500 and $5,000 for the three months ended January 31, 2025 and 2024, respectively, an increase of $500. Professional fees generally consist of legal and audit expenses. The increase was due to an increase in audit fees.

General and administrative

General and administrative expenses were $4,899 and a negative $2,684 for the three months ended January 31, 2025 and 2024, respectively, an increase of $7,583 or 282.5%. In Q1 of the prior year $8,000 was incorrectly recorded and discovered in Q2, at which time it was corrected, resulting in a negative expense for the three months ended January 31, 2024.

Interest expense

During the three months ended January 31, 2025 and 2024, we had interest expense of $2,936 and $2,860, respectively, an increase of only $76 or 2.7%.

Net Loss

For the three months ended January 31, 2025, we had a net loss of $39,335 as compared to a net loss of $29,776 for the three months ended January 31, 2024 an increase to our net loss of $9,559 or 32.1%. The increase is due to the reasons discussed above.

Results of Operations for the Six Months Ended January 31, 2025 Compared to the Six Months Ended January 31, 2024

Revenue

We had no revenue for the six months ended January 31, 2025 and 2024.

Officer compensation

Officer compensation was $13,200 and $13,200 for the six months ended January 31, 2025 and 2024, respectively. Officer compensation is paid to our CFO.

Consulting – related party

Consulting – related party services were $38,650 and $36,000 for the six months ended January 31, 2025 and 2024, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the current period we paid an additional $2,650 to our CEO for consulting fees.

Professional fees

Professional fees were $21,500 and $23,100 for the six months ended January 31, 2025 and 2024, respectively, a decrease of $1,600 or 6.9%. Professional fees generally consist of legal and audit expenses. In the current period we had a decrease in audit and legal fees of $1,000 and $600, respectively.

General and administrative

General and administrative expenses were $37,651 and $13,436 for the six months ended January 31, 2025 and 2024, respectively, an increase of $24,215 or 180.2%. In the current period we issued common stock for services valued at $19,000.

Interest expense

During the six months ended January 31, 2025 and 2024, we had interest expense of $5,796 and $5,730 respectively, an increase of only $66 or 1.2%.

Net Loss

For the six months ended January 31, 2025, we had a net loss of $116,797 as compared to a net loss of $91,466 for the six months ended January 31, 2024 an increase to our net loss of $25,331 or 27.7%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $82,652 for the six months ended January 31, 2025. Cash used for operating activities was $85,186 for the six months ended January 31, 2024.

Financing Activities

Net cash provided by financing activities was $60,000 for the six months ended January 31, 2025. We received $25,000 from a related party loan and $35,000 from the sale of common stock to our directors. For the six months ended January 31, 2024, we received $88,625 from the sale of our common stock, $65,000 of which was from a related party.

We had the following loans outstanding as of January 31, 2025:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2025, there was $15,000 and $10,125 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of January 31, 2025, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. As of January 31, 2025, there is $25,685 of interest accrued on this note. This note is in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of January 31, 2025, there is $877 of interest accrued on this note.

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

The Company has a line of credit (“LOC”) with Mr. Miranda, director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly. As of January 25, 2025, there is $25,000 and $55 of principal and accrued interest, respectively, due on the LOC.

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

NORTHERN MINERALS & EXPLORATION LTD.

Dated: March 17, 2025	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Victor Miranda
Victor Miranda
Director