Form 10-Q
period 2025-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2025-06-16
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 107,238,932 common shares issued and outstanding as of June 16, 2025.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$31,732	$53,139
Total Current Assets	31,732	53,139

Other Assets:
Oil and gas properties	292,200	—
Total other assets	292,200	—

TOTAL ASSETS	$323,932	$53,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$44,245	$1,600
Accrued liabilities	14,448	33,506
Loans payable - current	56,000	86,000
Total Current Liabilities	114,693	121,106
Long Term Liabilities:
Other payables	38,364	38,364
Accounts payable – related party	20,500	26,500
Loan payable – related party	90,000	—
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	348,557	270,970

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,801,032 and 105,301,032 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	105,801	105,301
Common stock to be issued	339,065	—
Additional paid-in-capital	3,253,551	3,215,051
Accumulated deficit	(3,723,042)	(3,538,183)

Total Stockholders’ Deficit	(24,625)	(217,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,932	$53,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024
Operating expenses:
Officer compensation	$7,200	$6,600	$20,400	$19,800
Consulting – related party	18,000	18,000	56,650	54,000
Professional fees	35,746	5,750	57,246	28,850
General and administrative expenses	3,680	5,934	41,331	19,370
Total operating expenses	64,626	36,284	175,627	122,020
Loss from operations	(64,626)	(36,284)	(175,627)	(122,020)

Other expense:
Interest expense	(3,436)	(2,870)	(9,232)	(8,600)
Total other expense	(3,436)	(2,870)	(9,232)	(8,600)

Loss before provision for income taxes	(68,062)	(39,154)	(184,859)	(130,620)
Provision for income taxes	—	—	—	—
Net Loss	$(68,062)	$(39,154)	$(184,859)	$(130,620)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	105,688,672	96,082,505	105,466,473	92,163,33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	105,401	3,233,951	—	(3,615,645)	(276,293)
Common stock issued for cash – related party	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(39,335)	(39,335)
Balance, January 31, 2025	105,401,032	105,401	3,233,951	35,000	(3,654,980)	(280,628)
Common stock issued for cash – related party	400,000	400	19,600	(20,000)	—	—
Common stock issued for oil and gas rights	—	—	—	267,200	—	267,200
Common stock issued for debt settlement	—	—	—	56,865	—	56,865
Net loss	—	—	—	—	(68,062)	(68,062)
Balance, April 30, 2025	105,801,032	$105,801	$3,253,551	$339,065	$(3,723,042)	$(24,625)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	(61,690)	(61,690)
Balance, October 31, 2023	89,059,357	89,059	2,987,668	55,000	(3,429,533)	(297,806)
Common stock issued for cash – related party	2,666,666	2,666	37,334	—	—	40,000
Common stock issued for cash	1,575,000	1,575	22,050	—	—	23,625
Net loss	—	—	—	—	(29,776)	(29,776)
Balance, January 31, 2024	93,301,023	93,300	3,047,052	55,000	(3,459,309)	(263,957)
Common stock issued for cash – related party	5,000,001	5,001	69,999	(30,000)	—	45,000
Common stock issued for cash	333,333	333	4,667	20,000	—	25,000
Net loss	—	—	—	—	(39,154)	(39,154)
Balance, April 30, 2024	98,634,357	$98,634	$3,121,718	$45,000	$(3,498,463)	$(233,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(184,859)	$(130,620)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	19,000	—
Changes in Operating Assets and Liabilities:
Accounts payable	30,145	987
Accounts payable – related party	(6,000)	—
Accrued liabilities	7,807	6,050
Net cash used in operating activities	(133,907)	(123,583)

Cash Flows used in Investing Activities:
Purchase of oil and gas rights	(12,500)	—
Net cash used in investing activities	(12,500)	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock – related party	35,000	110,000
Proceeds from the sale of common stock	—	48,625
Proceeds from note payable – related party	90,000	—
Net cash provided by financing activities	125,000	158,625

Net change in cash	(21,407)	35,042

Cash at beginning of the period	53,139	6,900
Cash at end of the period	$31,732	$41,942

Cash paid during the period for:
Interest	$3,825	$2,550
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued to oil and gas rights	$267,200	$—
Common stock issued for debt settlement	$56,865	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

April 30, 2025

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of April 30, 2025 and July 31, 2024.

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

For the three and nine months ended April 30, 2025 and 2024, the Company had no potentially dilutive shares of common stock.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of April 30, 2025, the Company has an accumulated deficit of $3,723,042. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — OIL AND GAS PROPERTY

On April 11, 2025, the Company and Lost Creek Acquisitions, LLC entered into a Purchase Agreement, whereby the Company purchased the rights to the Phase I Wells. The purchase price is $25,000 cash and 4,000,000 shares of common Stock. The shares were valued at $0.0668, the closing stock price on April 11, 2025, for a value of $267,200. As of April 11, 2025, $12,500 of the $25,000 has been paid and the shares are disclosed as common stock to be issued. The total purchase price was $292,200, which has been capitalized to the balance sheet.

NOTE 5 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there is $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. As of April 30, 2025, there was $15,000 and $10,500 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2025, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. On April 30, 2025, the Company and the third party entered into a debt settlement agreement, whereby the parties agreed to settle the outstanding principal and interest for $30,000 in cash and 1,137,900 shares of common stock at $0.05 per share. As of July 31, 2024, there is $60,000 and $23,265 of principal and accrued interest, respectively, due on this loan. As of April 30, 2025, there is $30,000 and $0 of principal and interest accrued on this note. As of April 30, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $85,000 and $886 of principal and accrued interest, respectively, due on this loan. As of April 30, 2025, there is $85,000 and $898 of principal and accrued interest, respectively, due on this loan.

NOTE 6 — COMMON STOCK TRANSACTION

On October 18, 2024, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $19,000.

Refer to Note 8 for transactions with related parties.

NOTE 7 — RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of April 30, 2025, there is $90,000 and $500 of principal and accrued interest, respectively, due on the LOC.

NOTE 8 — RELATED PARTY TRANSACTIONS

For the nine months ending April 30, 2025 and 2024, total payments of $54,000 and $54,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2025 and July 31, 2024, there is $20,500 and $26,500 , respectively, credited to other payables (long term).

For the nine months ending April 30, 2025, total payments of $2,650 were made to Ivan Webb, CEO of the Company, for consulting services.

During the nine months ending April 30, 2025, Victor Miranda, a former Director, purchased 300,000 shares of common stock for total proceeds of $15,000. As of April 30, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

During the nine months ending April 30, 2025, Robert Campbell, a former Director, purchased 400,000 shares of common stock for total proceeds of $20,000.

On March 12, 2025, Robert Campbell resigned as Director and Secretary of the Company.

On April 30, 2025, Victor Miranda resigned as Director of the Company.

NOTE 9 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose in these unaudited financial statements other than the following.

Subsequent to April 30, 2025, the company’s transfer agent issued 300,000 shares of common stock due to Mr. Miranda as of April 30, 2025 and 1,137,900 shares of common stock due to Karl Herger as of April 30, 2025.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

Revenue

We had no revenue for the three months ended April 30, 2025 and 2024.

Officer compensation

Officer compensation was $7,200 and $6,600 for the three months ended April 30, 2025 and 2024, respectively. Officer’s compensation is paid to our CFO and has increased $200 a month in the current period.

Consulting – related party

Consulting – related party services were $18,000 and $18,000 for the three months ended April 30, 2025 and 2024, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $35,746 and $5,750 for the three months ended April 30, 2025 and 2024, respectively, an increase of $29,996. Professional fees generally consist of legal and audit expenses. The increase is due to an increase in legal fees.

General and administrative

General and administrative expenses were $3,680 and $5,934 for the three months ended April 30, 2025 and 2024, respectively, a decrease of $2,254 or 38%.

Interest expense

During the three months ended April 30, 2025 and 2024, we had interest expense of $3,436 and $2,870, respectively, an increase of $566 or 19.7%. The increase is in conjunction with an increase in our loan payable balance.

Net Loss

For the three months ended April 30, 2025, we had a net loss of $68,062 as compared to a net loss of $39,154 for the three months ended April 30, 2024 an increase to our net loss of $28,908 or 73.8%. The increase is due to the reasons discussed above.

Results of Operations for the Nine Months Ended April 30, 2025 Compared to the Nine Months Ended April 30, 2024

Revenue

We had no revenue for the nine months ended April 30, 2025 and 2024.

Officer compensation

Officer compensation was $20,400 and $19,800 for the nine months ended April 30, 2025 and 2024, respectively. Officer’s compensation is paid to our CFO and has increased $200 a month in the current period

Consulting – related party

Consulting – related party services were $56,650 and $54,000 for the nine months ended April 30, 2025 and 2024, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the current period we paid an additional $2,650 to our CEO for consulting fees.

Professional fees

Professional fees were $57,246 and $28,850 for the nine months ended April 30, 2025 and 2024, respectively, an increase of $28,396 or 98.4%. Professional fees generally consist of legal and audit expenses. In the current period we had an increase in legal fees.

General and administrative

General and administrative expenses were $41,331 and $19,370 for the nine months ended April 30, 2025 and 2024, respectively, an increase of $21,961 or 113.4%. In the current period we issued common stock for services valued at $19,000.

Interest expense

During the nine months ended April 30, 2025 and 2024, we had interest expense of $9,232 and $8,600 respectively, an increase of $632 or 7.3%. The increase is in conjunction with an increase in our loan payable balance.

Net Loss

For the nine months ended April 30, 2025, we had a net loss of $184,859 as compared to a net loss of $130,620 for the nine months ended April 30, 2024 an increase to our net loss of $54,239 or 41.5%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $133,907 for the nine months ended April 30, 2025. Cash used for operating activities was $123,583 for the nine months ended April 30, 2024.

Investing Activities

During the nine months ended April 30, 2025, the Company used $12,500 for the purchase of oil and gas rights.

Financing Activities

Net cash provided by financing activities was $125,000 for the nine months ended April 30, 2025. We received $90,000 from related party loans and $35,000 from the sale of common stock to our former directors. For the nine months ended April 30, 2024, we received $158,625 from the sale of our common stock, $110,000 of which was from a related party.

We had the following loans outstanding as of April 30, 2025:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2025, there was $15,000 and $10,500 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 11, 2020, a third party loaned the Company $14,000. On March 3, 2021, the party loaned another $5,000 to the Company. During the year ended July 31, 2022, the Company repaid $15,000 of the loan. During the year ended July 31, 2023, the Company borrowed an additional $7,000. The loan is unsecured, non-interest bearing and due on demand. As of April 30, 2025, there is a balance due of $11,000.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. On April 30, 2025, the Company and the third party entered into a debt settlement agreement, whereby the parties agreed to settle the outstanding principal and interest for $30,000 in cash and 1,137,900 shares of common stock at $0.05 per share. As of April 30, 2025, there is $30,000 and $0 of principal and interest accrued on this note.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $85,000 and $886 of principal and accrued interest, respectively, due on this loan. As of April 30, 2025, there is $85,000 and $898 of principal and accrued interest, respectively, due on this loan.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of April 30, 2025, there is $90,000 and $500 of principal and accrued interest, respectively, due on the LOC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File
101.INS	Inline iXBRL Instance Document
101.SCH	Inline iXBRL Taxonomy Extension Schema Document.
101.CAL	Inline iXBRL Taxonomy Extension Calculation Link base Document.
101.DEF	Inline iXBRL Taxonomy Extension Definition Link base Document.
101.LAB	Inline iXBRL Taxonomy Extension Label Link base Document.
101.PRE	Inline iXBRL Taxonomy Extension Presentation Link base Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	(a) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.

Dated: June 16, 2025	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer