Form 10-K
period 2025-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2025-11-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: approximately $1,563,000 based on 102,841,682 non-affiliate shares outstanding at $0.0152 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2025, the issuer had 107,238,932 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2025

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

On December 14, 2017, Kathis Energy, LLC and other Limited Partners, created Kathis Energy Fund 1, LP, a duly formed Limited Partnership formed in the State of Texas, created for the purpose of raising funds from investors for its drilling projects. There has been no activity with Kathis Energy.

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

Employees

As of July 31, 2025, we do not have any employees. Our three officers, Ivan Webb, Noel Schaefer and Rachel Boulds act as consultants.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors, since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools designed to monitor, identify, and address cybersecurity risks. In support of this approach, we implement processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “NMEX” on the OTCIQ operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

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

On November 13, 2025, there were approximately 127 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Equiniti Trust Company LLC, Mendota Heights MN 55120, Ph:919-744-2722.

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

Pursuant to the terms of the Purchase Agreement with Lost Creek Acquisitions, LLC the Company issued 4,000,000 shares of common Stock (Note 4).

During the year ending July 31, 2025, Victor Miranda, a former Director, purchased 300,000 shares of common stock for total proceeds of $15,000.

During the year ending July 31, 2025, Robert Campbell, a former Director, purchased 400,000 shares of common stock for total proceeds of $20,000.

Other than as disclosed above, we did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2025, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2025.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2025 and 2024

Revenue and Cost of Revenue

For the year ended July 31, 2025, we recognized $8,634 of revenue and $8,370 of expense for a gross margin of $264. During the fourth quarter the Company recognized its first revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4). We did not recognize any revenue for the year ended July 31, 2024.

Officer compensation

Officer compensation was $27,600 and $26,400 for the years ended July 31, 2025 and 2024, respectively, an increase of $1,200 or 4.5%. Officer’s compensation is paid to our CFO and has increased $200 a month in the current period.

Consulting – related party

Consulting – related party services were $75,450 and $76,700 for the years ended July 31, 2025 and 2024, respectively, a decrease of $1,250 or 1.6%. Fees are paid to Noel Schaefer, Director, but are billed as consulting fees. For the years ended July 31, 2025 and 2024, we paid an additional $3,450 and $4,700, respectively, to our CEO for consulting fees.

Professional fees

Professional fees were $81,770 and $33,850 for the years ended July 31, 2025 and 2024, respectively, an increase of $47,920, or 141.6%. Professional fees generally consist of legal and audit expenses. In the current year our legal fees increased approximately $48,000.

General and administrative

General and administrative expenses were $50,758 and $21,936 for the years ended July 31, 2025 and 2024, respectively, an increase of $28,822 or 131.4%. In the current year we had an increase of $9,000 for web design fees and we issued common stock for services valued at $19,000.

Other income / expenses

During the years ended July 31, 2025 and 2024, we incurred $12,254 and $11,454 of interest expense, increase of $800 or 7%. During the year ended July 31, 2025, we recognized a $4,700 gain on extinguishment of debt and a loss for impairment of $140,744.

Net Loss

For the year ended July 31, 2025 we had a net loss of $383,612 compared to $170,340 for year ended July 31, 2024. The increase to our net loss is mainly attributed to our increase in professional fee and the recognition of the impairment loss.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $176,580 for the year ended July 31, 2025, compared to cash used for operating activities of $167,386 for the year ended July 31, 2024.

Investing Activities

During the year ended July 31, 2025, the Company used $25,000 for the purchase of oil and gas rights.

Financing Activities

Net cash provided by financing activities was $152,500 for the year ended July 31, 2025 compared to $213,625 for the year ended July 31, 2024. During the year ended July 31, 2025, we received $35,000 from the sale of common stock from a related party, $135,000 of loans from a related party, $125,000 from a third party and we repaid $30,000 of a note payable. During the year ended July 31, 2024, we received $213,625 from the sale of common stock, $125,000 of which was from a related party.

We had the following loans outstanding as of July 31, 2025:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of July 31, 2025 and 2024, the Company owes a third party $23,500 and $11,000, respectively. The loan is unsecured, non-interest bearing and due on demand.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration LTD (the Company) as of July 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying notes to the financial statements, the Company has significant net losses, cash flow deficiencies, negative working capital, and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Oil and Gas Property: We identified the possible impairment of the Company’s oil and gas properties as a critical audit matter. The impairment assessment requires significant management estimates, particularly in determining estimated future cash flows from proved reserves, which are sensitive to assumptions about future commodity prices, operating costs, production volumes, and reserve quantities. The principal considerations that led us to determine this as a critical audit matter include the high degree of estimation uncertainty and the material impact that changes in these assumptions could have on the carrying value of the properties.

To address this matter we performed the following procedures, among others:

●	Evaluated the competence, capabilities, and objectivity of the Company’s independent third-party reserves engineer.

●	Tested the completeness and accuracy of the data provided by management to the third-party engineer.

●	Assessed the reasonableness of management’s commodity price assumptions by comparing them to industry benchmarks.

●	Tested the mathematical accuracy of the discounted cash flow models and evaluated the appropriateness of the discount rate applied.

/s/ Haynie & Company

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah

November 14, 2025

PCAOB #457

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2025	2024

ASSETS
Current Assets:
Cash	$4,059	$53,139
Accounts receivable	6,750	—
Total Current Assets	10,809	53,139

Other Assets:
Oil and gas properties	151,456	—
Total other assets	151,456	—

TOTAL ASSETS	$162,265	$53,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$45,422	$1,600
Accounts payable – related party	12,000
Accrued liabilities	15,527	33,506
Loans payable - current	38,500	86,000
Total Current Liabilities	111,449	121,106
Long Term Liabilities:
Other payables	33,664	38,364
Accounts payable – related party	20,500	26,500
Loan payable – related party	135,000	—
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	385,613	270,970

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 107,238,932 and 105,301,032 shares issued and outstanding as of July 31, 2025 and July 31, 2024, respectively	107,239	105,301
Common stock to be issued	267,200	—
Additional paid-in-capital	3,324,008	3,215,051
Accumulated deficit	(3,921,795)	(3,538,183)

Total Stockholders’ Deficit	(223,348)	(217,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$162,265	$53,139

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2025	2024
Revenue	$8,634	$—
Cost of revenue	(8,370)	—
Gross margin	264	—

Operating expenses:
Officer compensation	$27,600	$26,400
Consulting – related party	75,450	76,700
Professional fees	81,770	33,850
General and administrative expenses	50,758	21,936
Total operating expenses	235,578	158,886
Loss from operations	(235,314)	(158,886)

Other expense:
Interest expense	(12,254)	(11,454)
Impairment expense	(140,744)	—
Gain on extinguishment of debt	4,700	—
Total other expense	(148,298)	(11,454)

Loss before provision for income taxes	(383,612)	(170,340)
Provision for income taxes	—	—
Net Loss	$(383,612)	$(170,340)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	105,785,747	94,508,628

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2023	89,059,357	$89,059	$2,987,668	$30,000	$(3,367,843)	$(261,116)
Common stock issued for cash – related party	10,000,000	10,000	140,000	(25,000)	—	125,000
Common stock issued for cash	6,241,675	6,242	87,383	(5,000)	—	88,625
Net loss	—	—	—	—	(170,340)	(170,340)
Balance, July 31, 2024	105,301,032	105,301	3,215,051	—	(3,538,183)	(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Common stock issued for cash – related party	700,000	700	34,300	—	—	35,000
Common stock issued for oil and gas rights	—	—	—	267,200	—	267,200
Common stock issued for debt settlement	1,137,900	1,138	55,757	—	—	56,895
Net loss	—	—	—	—	(383,612)	(383,612)
Balance, July 31, 2025	107,238,932	$107,239	$3,324,008	$267,200	$(3,921,795)	$(223,348)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(383,612)	$(170,340)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	19,000	—
Gain on extinguishment of debt	(4,700)	—
Impairment expense	140,744	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,750)	—
Accounts payable	37,214	(3,400)
Accounts payable – related party	6,000	—
Accrued liabilities	15,524	6,354
Net cash used in operating activities	(176,580)	(167,386)

Cash Flows used in Investing Activities:
Purchase of oil and gas rights	(25,000)	—
Net cash used in investing activities	(25,000)	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock – related party	35,000	125,000
Proceeds from the sale of common stock	—	88,625
Repayment of note payable	(30,000)	—
Proceeds from loan payable	12,500	—
Proceeds from note payable – related party	135,000	—
Net cash provided by financing activities	152,500	213,625

Net change in cash	(49,080)	46,239

Cash at beginning of the year	53,139	6,900
Cash at end of the year	$4,059	$53,139

Cash paid during the period for:
Interest	$5,100	$3,825
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued to oil and gas rights	$267,200	$—
Common stock issued for debt settlement	$56,895	$—

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a natural resource company operating in oil and gas production in central Texas and Oklahoma and exploration for gold and silver in northern Nevada.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of July 31, 2025 and 2024.

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

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

● Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

● Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

● Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

On July 31, 2025, there are no instruments requiring fair value hierarchy disclosure. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments.

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

For the years ended July 31, 2025 and 2024, the Company had no potentially dilutive shares of common stock.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” and in accordance with ASC 326 “Financial Instruments-Credit Losses”. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when the Company satisfies a performance obligation.

The Company receives revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4).  The Company owns a working interest in 14 oil and gas wells located in northeastern Oklahoma. These wells produce both oil and natural gas.  As a working interest holder, revenue from the sale of oil and natural gas must first pay the production taxes to the state of Oklahoma, then the royalties to the mineral holders and then the expenses incurred to cause the oil and gas to produce. Operating expenses are typically administrative, pumper, electricity, water disposal, chemical and repairs.  After taxes, royalties and expenses are paid, the remining amount is the net profit from the gross sales received from the 14 wells.  The Company then receives its share of the revenues as per the percentage ownership as outlined per well in the purchase agreement.

Accounts Receivable

Accounts receivable consists of expected amounts due for its percentage of the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC. As of July 31, 2025, the Company has recorded $6,750 of accounts receivable.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering the nature of debt, industry expectations, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical activity, industry expectations, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

Under CECL, the carrying amount of a financial asset (net of the allowance for credit losses) represents the amount the Company expects to collect. This means that when the CECL estimate is appropriately recorded, the net reported balance of financial assets reflects management’s best estimate of collectible cash flows, based on available and supportable information.

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. As of July 31, 2025, there was no indication that the Company required an allowance for credit losses.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of July 31, 2025 and 2024.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none will have a significant impact on its financial statements.

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the year ended July 31, 2025, the Company has recognized minimal revenue and used $176,580 of cash in operating activities. As of July 31, 2025, the Company has an accumulated deficit of $3,921,795. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 — IMPAIRMENT OF OIL AND GAS PROPERTIES

During the year ended July 31, 2025, the Company reviewed its oil and gas properties for indicators of impairment in accordance with ASC 360-10, Property, Plant, and Equipment. As a result of revised reserve estimates, management determined that the carrying value of certain properties exceeded their estimated undiscounted future net cash flows. The Company measured the impairment based on the estimated fair value of the affected properties, determined using discounted cash flow techniques and Level 3 inputs, including estimated future production volumes, commodity prices, operating costs, and discount rates.

Accordingly, the Company recognized an impairment loss of $140,744 during the year ended July 31, 2025, which is included in impairment expense within the statement of operations. The carrying value of the impaired properties was reduced to $151,456 representing their estimated fair value as of the measurement date.

 NOTE 6 — SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

The following supplemental information is presented in accordance with FASB ASC Topic 932, Extractive Activities—Oil and Gas, and the SEC’s Regulation S-K, Subpart 1200, which require disclosures of proved oil and gas reserve quantities and the standardized measure of discounted future net cash flows.

The standardized measure and PV-10 values presented are not intended to represent the fair value of the Company’s reserves.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to the Company’s proved reserves as of July 31, 2025 is presented below. The estimates are based on the 12-month average of the first-day-of-the-month prices for oil and natural gas, held constant throughout the life of the properties, and current cost estimates as of each year-end. The future net cash flows are discounted at 10 percent per annum as required by GAAP.

2025
Future cash inflows	$523,015
Future production	0.641 Oil (MMBL) & 166.531 Gas (MMCF
Future development costs	$10,875
Future LOE	$273,427
Future net cash flows (undiscounted)	$225,431
10% annual discount	$151,456
Standardized measure of discounted future net cash flows	$156,671

NOTE 7 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2024, there is $15,000 and $9,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of July 31, 2025 and 2024, the Company owes a third party $23,500 and $11,000, respectively. The loan is unsecured, non-interest bearing and due on demand.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan is unsecured, bears interest at 8% per annum and matures on September 1, 2021. On April 30, 2025, the Company and the third party entered into a debt settlement agreement, whereby the parties agreed to settle the outstanding principal and interest for $30,000 in cash and 1,137,900 shares of common stock at $0.05 per share. As of July 31, 2024, there is $60,000 and $23,265 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, this note and related interest has been fully settled.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of July 31, 2024, there is $85,000 and $886 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

NOTE 8— COMMON STOCK TRANSACTION

On October 18, 2024, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $19,000.

Pursuant to the terms of the Purchase Agreement with Lost Creek Acquisitions, LLC the Company issued 4,000,000 shares of common Stock (Note 4).

Refer to Note 8 for transactions with related parties.

NOTE 9— RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

NOTE 10— RELATED PARTY TRANSACTIONS

For the years ending July 31, 2025 and 2024, total payments of $66,000 and $72,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2025 and 2024, there is $32,500 and $26,500, respectively, credited to other payables (long term).

For the year ending July 31, 2025 and 2024, total payments of $3,450 and $4,700, respectively, were made to Ivan Webb, CEO of the Company, for consulting services.

During the year ending July 31, 2025, Victor Miranda, a former Director, purchased 300,000 shares of common stock for total proceeds of $15,000.

During the year ending July 31, 2025, Robert Campbell, a former Director, purchased 400,000 shares of common stock for total proceeds of $20,000.

On March 12, 2025, Robert Campbell resigned as Director and Secretary of the Company.

On April 30, 2025, Victor Miranda resigned as Director of the Company.

NOTE 11— INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2025	2024
Federal income tax benefit attributable to:
Current Operations	$(80,600)	$(35,800)
Related party accruals	1,300	—
Other nondeductible expenses	34,500	—
Less: valuation allowance	44,800	35,800
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$207,800	$153,500
Less: valuation allowance	(207,800)	(153,500)
Net deferred tax asset	$—	$—

At July 31, 2025, the Company had net operating loss carry forwards of approximately $799,000 that maybe offset against future taxable income. No tax benefit has been reported in the July 31, 2025 or 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018, for certain deferred tax assets and deferred tax liabilities.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	70	Chief Operating Officer, Secretary & Director	July 6, 2018
Ivan Webb	74	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	55	Chief Financial Officer	February 7, 2020
Jose Berhane Tewolde Serrano		Director	April 30, 2025

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

Berhane Tewolde, Director, Mr. Tewolde is an international commerce professional and entrepreneur with extensive experience in government, infrastructure, and private-sector development in Mexico and Latin America. He has served as Director within Mexico’s Secretariat of Agriculture, where he led national compliance with international standards and strengthened trade relations with the United States and European Union. Mr. Tewolde has founded and led multiple companies in construction, logistics, and financial consulting, including Grupo Tewolde S.A. de C.V., executing strategic projects in the oil and gas industry and infrastructure developments in Tamaulipas and Veracruz. He has also served as an advisor in high-level political initiatives in Mexico and Guatemala, fostering cross-border cooperation with private industry. Berhane holds a Bachelor’s degree in International Commerce from Tecnológico de Monterrey and brings a proven track record in strategic leadership, industry partnerships, and operational execution.

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

Director Independence

We currently act with two directors, Noel Schaefer and Jose Berhane Tewolde Serrano. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Noel Schaefer	2025	$72,000	N/A		N/A	N/A	N/A	N/A	N/A	$72,000
Chief Operating Officer & Director	2024	$72,000	N/A		N/A	N/A	N/A	N/A	N/A	$72,000
Ivan Webb)	2025	$3,450	N/A		N/A	N/A	N/A	N/A	N/A	$3,450
Chief Executive Officer & Director	2024	$4,700	N/A	$	N/A	N/A	N/A	N/A	N/A	$4,700
Rachel Boulds	2025	$27,600	N/A		N/A	N/A	N/A	N/A	N/A	$27,600
Chief Financial Officer	2024	$26,400	N/A	$	N/A	N/A	N/A	N/A	N/A	$28,650

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

Outstanding Equity Awards at Fiscal Year End

For the years ended July 31, 2025 and 2024, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended July 31, 2025 and 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 13, 2025, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, Chief Executive Officer	Common stock	409,350	0.4%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	1.9%
Rachel Boulds, CFO	Common stock	150,000	0.1%
Jose Berhane Tewolde Serrano, Director		—	—
All officers and director as a group (4 persons)	Common stock	2,559,350	2.4%

Victor Miranda, Director	Common stock	22,083,333	20.6%
Labrador Capital SAPI CV (3)	Common stock	5,000,000	4.7%
All others as a group (2 persons)		27,083,333	25.3%

(1)

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(2)	Percentage ownership of common stock is based on 107,238,932 shares of our common stock.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

For the years ending July 31, 2025 and 2024, total payments of $66,000 and $72,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of July 31, 2025 and 2024, there is $32,500 and $26,500, respectively, credited to other payables (long term).

For the year ending July 31, 2025 and 2024, total payments of $3,450 and $4,700, respectively, were made to Ivan Webb, CEO of the Company, for consulting services.

During the year ending July 31, 2025, Victor Miranda, a former Director, purchased 300,000 shares of common stock for total proceeds of $15,000.

During the year ending July 31, 2025, Robert Campbell, a former Director, purchased 400,000 shares of common stock for total proceeds of $20,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2025	July 31, 2024
Audit Fees	$40,500	$32,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,500	$32,500

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 14, 2025	/s/ Ivan Webb
Ivan Webb
Chief Executive Officer

/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer & Director

/s/ Jose Berhane Tewolde Serrano
Jose Berhane Tewolde Serrano
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer