Form 10-K/A
period 2025-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2025-11-26
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed on November 17, 2025 (the “Original Filing”). This Amendment No. 1 is being filed to remove Ivan Webb from all signature pages. No other material changes have been made to the Original Filing, other than filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Northern Minerals & Exploration Ltd. (the “Company”) is an emerging natural resource company operating in oil, gas and other energy related production in Oklahoma.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K/A for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a natural resource company operating in oil, gas and other energy related production in Oklahoma.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	70	Chief Operating Officer, Secretary & Director	July 6, 2018
Ivan Webb (1)	74	President & Chief Executive Officer	July 6, 2018
Rachel Boulds	55	Chief Financial Officer	February 7, 2020
Jose Berhane Tewolde Serrano		Director	April 30, 2025

(1)	On October 15, 2025, Ivan Webb resigned as the Company’s CEO.

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

Noel Schaefer was appointed Chief Operating Officer on July 6, 2018.
Ivan Webb was appointed Vice President on March 16, 2015 and on July 6, 2018 was appointed Chief Executive Officer. On October 15, 2025, Ivan Webb resigned as the Company’s CEO.
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

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the years ending July 31, 2025 and 2024.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ivan Webb, former Chief Executive Officer	Common stock	409,350	0.4%
Noel Schaefer, Chief Operating Officer, Secretary & Director	Common stock	2,000,000	1.9%
Rachel Boulds, CFO	Common stock	150,000	0.1%
Jose Berhane Tewolde Serrano, Director		—	—
All officers and director as a group (4 persons)	Common stock	2,559,350	2.4%

Victor Miranda, Director	Common stock	22,083,333	20.6%
Labrador Capital SAPI CV (3)	Common stock	5,000,000	4.7%
All others as a group (2 persons)		27,083,333	25.3%

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

For the years ending July 31, 2025 and 2024, total payments of $3,450 and $4,700, respectively, were made to Ivan Webb, CEO of the Company, for consulting services.

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002.
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (Form 10-K/A for the Year Ended July 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)

Dated: November 26, 2025	/s/ Noel Schaefer
Noel Schaefer
Chief Operating Officer, Chief Executive Officer & Director

/s/ Jose Berhane Tewolde Serrano
Jose Berhane Tewolde Serrano
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer