Form 10-Q
period 2025-10-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2025-12-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 111,238,932 common shares issued and outstanding as of December 15, 2025.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended October 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$8,270	$4,059
Accounts receivable	11,240	6,750
Total Current Assets	19,510	10,809

Other Assets:
Oil and gas properties	151,456	151,456
Total other assets	151,456	151,456

TOTAL ASSETS	$170,966	$162,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$82,525	$45,422
Accounts payable – related party	22,500	12,000
Accrued liabilities	29,597	15,527
Accrued compensation	2,400	—
Loans payable - current	38,500	38,500
Total Current Liabilities	175,522	111,449
Long Term Liabilities:
Other payables	—	33,664
Accounts payable – related party	—	20,500
Loan payable – related party	197,000	135,000
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	457,522	385,613

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 111,238,932 and 107,238,932 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	111,239	107,239
Common stock to be issued	—	267,200
Additional paid-in-capital	3,587,208	3,324,008
Accumulated deficit	(3,985,003)	(3,921,795)

Total Stockholders’ Deficit	(286,556)	(223,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,966	$162,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31,
	2025	2024
Revenue	$5,065	$—
Cost of revenue	(4,956)	—
Gross margin	109	—

Operating expenses:
Officer compensation	$7,200	$6,600
Consulting – related party	18,000	19,250
Professional fees	30,619	16,000
General and administrative expenses	3,717	32,752
Total operating expenses	59,536	74,602
Loss from operations	(59,427)	(74,602)

Other expense:
Interest expense	(3,781)	(2,860)
Total other expense	(3,781)	(2,860)

Loss before provision for income taxes	(63,208)	(77,462)
Provision for income taxes	—	—
Net Loss	$(63,208)	$(77,462)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	109,238,932	105,315,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2025	107,238,932	$107,239	$3,324,008	$267,200	$(3,921,795)	$(223,348)
Common stock issued for oil and gas rights	4,000,000	4,000	263,200	(267,200)	—	—
Net loss	—	—	—	—	(63,208)	(63,208)
Balance, October 31, 2025	111,238,932	$111,239	$3,587,208	$—	$(3,985,003)	$(286,556)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	$105,401	$3,233,951	$—	$(3,615,645)	$(276,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(63,208)	$(77,462)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services		19,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,490)	—
Accounts payable	3,439	14,400
Accounts payable – related party	(10,000)	—
Accrued compensation – related party	2,400	—
Accrued liabilities	14,070	1,585
Net cash used in operating activities	(57,789)	(42,477)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	62,000	—
Net cash provided by financing activities	62,000	—

Net change in cash	4,211	(42,477)

Cash at beginning of the period	4,059	53,139
Cash at end of the period	$8,270	$10,662

Cash paid during the period for:
Interest	$1,275	$1,275
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2025

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending July 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of October 31, 2025 and July 31, 2025.

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

On October 31, 2025, there are no instruments requiring fair value hierarchy disclosure. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments.

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

For the periods ended October 31, 2025 and 2024, the Company had no potentially dilutive shares of common stock.

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

Accounts Receivable

Accounts receivable consists of expected amounts due for the percentage of the sale of oil and natural gas from the investment in Lost Creek Acquisitions LLC. As of October 31, 2025 and July 31, 2025, the Company has recorded $11,240 and $6,750 of accounts receivable, respectively.

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

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. As of October 31, 2025, there was no indication that the Company required an allowance for credit losses.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of October 31, 2025 and July 31, 2025.

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the quarter ended October 31, 2025, the Company has recognized minimal revenue and used $57,789 of cash in operating activities. As of October 31, 2025, the Company has an accumulated deficit of $3,985,003. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — OIL AND GAS PROPERTY

On April 11, 2025, the Company and Lost Creek Acquisitions, LLC entered into a Purchase Agreement, whereby the Company purchased the rights to the Phase I Wells. The purchase price was $25,000 cash and 4,000,000 shares of common Stock. The shares were valued at $0.0668, the closing stock price on April 11, 2025, for a value of $267,200. As of July 31, 2025, the shares were disclosed as common stock to be issued. The shares were issued on September 15, 2025. The total purchase price was $292,200, which was capitalized to the balance sheet.

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

Accordingly, the Company recognized an impairment loss of $140,744 during the year ended July 31, 2025. The carrying value of the impaired properties was reduced to $151,456 representing their estimated fair value as of the measurement date.

NOTE 5 — SUPPLEMENTAL OIL AND GAS INFORMATION

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

NOTE 6 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2025, there is $15,000 and $11,250 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of October 31, 2025 and July 31, 2025, the Company owes a third party $23,500 and $23,500, respectively. The loan is unsecured, non-interest bearing and due on demand.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2024, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

NOTE 7 — COMMON STOCK TRANSACTION

Pursuant to the terms of the Purchase Agreement with Lost Creek Acquisitions, LLC the Company issued 4,000,000 shares of common Stock (Note 4). The shares were issued by the transfer agent on September 15, 2025.

NOTE 8 — RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of October 31, 2025, there is $197,000 and $4,171 of principal and accrued interest, respectively, due on the LOC. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

NOTE 9 — RELATED PARTY TRANSACTIONS

For the three months ending October 31, 2025 and 2024, total payments of $28,000 and $18,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of October 31, 2025, there is $22,500 due to Mr. Schaefer. As of July 31, 2025, $32,500 is due to Mr. Schaefer and credited to other payables (long term).

For the three months ending October 31, 2024, total payments of $1,250, were made to Ivan Webb, former CEO of the Company, for consulting services.

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events to disclose in these unaudited financial statements.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2025 Compared to the Three Months Ended October 31, 2024

Revenue and Cost of Revenue

For the three months ended October 31, 2025, we recognized $5,065 of revenue and $4,956 of expense for a gross margin of $109. We began to recognized our first revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4) during the fourth quarter of fiscal year 2025. We did not recognize any revenue for the three months ended October 31, 2024.

Officer compensation

Officer compensation was $7,200 and $6,600 for the three months ended October 31, 2025 and 2024, respectively. Officer’s compensation is paid to our CFO and has increased $200 a month.

Consulting – related party

Consulting – related party services were $18,000 and $19,250 for the three months ended October 31, 2025 and 2024, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the prior period we also paid $1,250 to our former CEO.

Professional fees

Professional fees were $30,619 and $16,000 for the three months ended October 31, 2025 and 2024, respectively, an increase of $14,619 or 91.4%. Professional fees generally consist of legal and audit expenses. The increase is due to an increase in legal fees.

General and administrative

General and administrative expenses were $3,717 and $32,752 for the three months ended October 31, 2025 and 2024, respectively, a decrease of $29,035 or 88.7%. In the prior period we issued shares of common stock for consulting services valued at $19,000. We also spent $9,500 on website development expenses that we did not incur in the current period.

Interest expense

During the three months ended October 31, 2025 and 2024, we had interest expense of $3,781 and $2,870, respectively, an increase of $921 or 32.2%. The increase is in conjunction with an increase in our loan payable balance.

Net Loss

For the three months ended October 31, 2025, we had a net loss of $63,208 as compared to a net loss of $77,462 for the three months ended October 31, 2024 a decrease to our net loss of $14,254 or 18.4%. The decrease is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $57,789 for the three months ended October 31, 2025. Cash used for operating activities was $42,477 for the three months ended October 31, 2024.

Financing Activities

Net cash provided by financing activities was $62,000 for the three months ended October 31, 2025. We received $62,000 from related party loans. There was no financing activity in the prior period.

We had the following loans outstanding as of October 31, 2025:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of October 31, 2025, there is $15,000 and $11,250 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of October 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of October 31, 2025, there is $197,000 and $4,171 of principal and accrued interest, respectively, due on the LOC.

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

NORTHERN MINERALS & EXPLORATION LTD.

Dated: December 15, 2025	/s/ Noel Schaefer
Noel Schaefer
Chief Executive Officer, Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Jose Berhane Tewolde Serrano
Jose Berhane Tewolde Serrano
Director