Form 10-Q
period 2026-01-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2026-03-17
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 111,488,932 common shares issued and outstanding as of March 16, 2026.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended January 31, 2026

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2026 (Unaudited) and July 31, 2025 (Audited)	4

Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2026 and 2025 (Unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months ended January 31, 2026 and 2025 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2026 and 2025 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$8,580	$4,059
Accounts receivable	20,694	6,750
Total Current Assets	29,274	10,809

Other Assets:
Oil and gas properties	151,456	151,456
Other asset	38,982	—
Total other assets	190,438	151,456

TOTAL ASSETS	$219,712	$162,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$71,369	$45,422
Accounts payable – related party	20,500	12,000
Accrued liabilities	40,456	15,527
Loans payable - current	38,500	38,500
Total Current Liabilities	170,825	111,449
Long Term Liabilities:
Other payables	—	33,664
Accounts payable – related party	—	20,500
Loan payable – related party	317,000	135,000
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	572,825	385,613

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 111,488,932 and 107,238,932 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	111,489	107,239
Common stock to be issued	—	267,200
Additional paid-in-capital	3,630,458	3,324,008
Accumulated deficit	(4,095,060)	(3,921,795)

Total Stockholders’ Deficit	(353,113)	(223,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,712	$162,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2026	2025	2026	2025
Revenue	$9,454	$—	$14,519	$—
Cost of revenue	(7,563)	—	(12,519)	—
Gross margin	$1,891	$—	$2,000	$—

Operating expenses:
Officer compensation	$16,300	$6,600	$23,500	$13,200
Director compensation	17,400	—	17,400	—
Consulting – related party	18,000	19,400	36,000	38,650
Professional fees	21,544	5,500	52,163	21,500
General and administrative expenses	30,976	4,899	34,693	37,651
Total operating expenses	104,220	36,399	163,756	111,001
Loss from operations	(102,329)	(36,399)	(161,756)	(111,001)

Other expense:
Interest expense	(4,571)	(2,936)	(8,352)	(5,796)
Unrealized loss	(3,157)	—	(3,157)	—
Total other expense	(7,728)	(2,936)	(11,509)	(5,796)

Loss before provision for income taxes	(110,057)	(39,335)	(173,265)	(116,797)
Provision for income taxes	—	—	—	—
Net Loss	$(110,057)	$(39,335)	$(173,265)	$(116,797)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,304,149	105,401,032	110,271,541	105,357,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2025	107,238,932	$107,239	$3,324,008	$267,200	$(3,921,795)	$(223,348)
Common stock issued for oil and gas rights	4,000,000	4,000	263,200	(267,200)	—	—
Net loss	—	—	—	—	(63,208)	(63,208)
Balance, October 31, 2025	111,238,932	111,239	3,587,208	—	(3,985,003)	(286,556)
Common stock issued for services – related party	150,000	150	25,950	—	—	26,100
Common stock issued for services	100,000	100	17,300	—	—	17,400
Net loss	—	—	—	—	(110,057)	(110,057)
Balance, January 31, 2026	111,488,932	$111,489	$3,630,458	$—	$(4,095,060)	$(353,113)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	105,401	3,233,951	—	(3,615,645)	(276,293)
Common stock issued for cash – related party	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(39,335)	(39,335)
Balance, January 31, 2025	105,401,032	$105,401	$3,233,951	$35,000	$(3,654,980)	$(280,628)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(173,265)	$(116,797)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	17,400	19,000
Common stock issued for services – related party	26,100	—
Unrealized loss	3,157	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(13,944)	—
Accounts payable	(7,717)	11,900
Accounts payable – related party	(12,000)	—
Accrued liabilities	24,929	3,245
Net cash used in operating activities	(135,340)	(82,652)

Cash Flows from Investing Activities:
Purchase of Bitcoin	(42,139)	—
Net cash used by investing activities	(42,139)	—

Cash Flows from Financing Activities:
Proceeds from note payable – related party	182,000	25,000
Proceeds from sale of common stock – related party	—	35,000
Net cash provided by financing activities	182,000	60,000

Net change in cash	4,521	(22,652)

Cash at beginning of the period	4,059	53,139
Cash at end of the period	$8,580	$30,487

Cash paid during the period for:
Interest	$2,550	$2,550
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

January 31, 2026

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of January 31, 2026 and July 31, 2025.

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

Digital Assets

The Company holds digital assets comprised of Bitcoin. The Company accounts for its Bitcoin in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, as amended to require measurement at fair value with changes recognized in net income each reporting period. Bitcoin is classified as an indefinite-lived intangible asset and is recorded at fair value based on quoted prices in active markets (Level 1 inputs) at the reporting date. Changes in fair value are recognized in other income (expense), net in the consolidated statements of operations. Digital assets are classified as noncurrent assets on the consolidated balance sheets as management intends to hold these assets for long-term investment purposes. The Company safeguards its Bitcoin using third-party custodial services and institutional-grade cold storage solutions. The Company monitors for risks including market volatility, cybersecurity risks, and regulatory developments.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

January 31, 2026

Description	Level 1	Level 2	Level 3
Bitcoin	$38,982	$—	$—
Total	$38,982	$—	$—

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

For the periods ended January 31, 2026 and 2025, the Company had no potentially dilutive shares of common stock.

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

Accounts Receivable

Accounts receivable consists of expected amounts due for the percentage of the sale of oil and natural gas from the investment in Lost Creek Acquisitions LLC. As of January 31, 2026 and July 31, 2025, the Company has recorded $20,694 and $6,750 of accounts receivable, respectively.

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

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. As of January 31, 2026, there was no indication that the Company required an allowance for credit losses.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of January 31, 2026 and July 31, 2025.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements, except for footnote disclosure.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The standard requires entities to measure certain crypto assets, including Bitcoin, at fair value each reporting period with changes in fair value recognized in net income. The update also requires enhanced disclosures regarding significant holdings, restrictions, and changes in crypto asset balances. The Company adopted ASU 2023-08 effective January 1, 2025. The Company did not hold any crypto assets prior to 2026.The Company has since purchased Bitcoin, which is measured at fair value with changes in fair value recognized in earnings in accordance with ASC 350-60.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none will have a significant impact on its financial statements.

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the quarter ended January 31, 2026, the Company has recognized minimal revenue and used $135,340of cash in operating activities. As of January 31, 2026, the Company has an accumulated deficit of $4,095,060. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 — BITCOIN

During January 2026, the Company purchased 0.50096 Bitcoin as an investment for the Company to be held long term. The Company paid $42,560, less $421 for fees. At January 31, 2026, the carrying value of Bitcoin was $38,982, representing 0.50096 Bitcoin held. During the year ended January 31, 2026, the Company recognized an unrealized loss of $3,157 from changes in the fair value of Bitcoin.

NOTE 7 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2026, there is $15,000 and $11,625 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of January 31, 2026 and July 31, 2025, the Company owes a third party $23,500 and $23,500, respectively. The loan is unsecured, non-interest bearing and due on demand.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of January 31, 2026, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

NOTE 8 — COMMON STOCK TRANSACTION

Pursuant to the terms of the Purchase Agreement with Lost Creek Acquisitions, LLC the Company issued 4,000,000 shares of common Stock (Note 4). The shares were issued by the transfer agent on September 15, 2025.

On January 7, 2026, the Company granted 50,000 shares of common stock to a third party for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $8,700.

On January 7, 2026, the Company granted 50,000 shares of common stock to a third party for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $8,700.

NOTE 9 — RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of January 31, 2026, there is $317,000 and $7,092 of principal and accrued interest, respectively, due on the LOC. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

NOTE 10 — RELATED PARTY TRANSACTIONS

For the six months ending January 31, 2026 and 2025, total payments of $48,000 and $36,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of January 31, 2026, there is $20,500 due to Mr. Schaefer. As of July 31, 2025, $32,500 is due to Mr. Schaefer and credited to other payables (long term).

For the three months ending October 31, 2024, total payments of $1,250, were made to Ivan Webb, former CEO of the Company, for consulting services.

On January 7, 2026, the Company granted 50,000 shares of common stock to Ms. Boulds, CFO, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $8,700.

On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

NOTE 11 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are the material subsequent events to disclose in these unaudited financial statements.

Subsequent to January 31, 2026, Mr. Miranda loaned the Company $20,000, pursuant to the terms of his LOC with the Company.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025

Revenue and Cost of Revenue

For the three months ended January 31, 2026, we recognized $9,454 of revenue and $7,563 of expense for a gross margin of $1,891. We began to recognized our first revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4) during the fourth quarter of fiscal year 2025. We did not recognize any revenue for the three months ended January 31, 2025.

Officer compensation

Officer compensation was $16,300 and $6,600 for the three months ended January 31, 2026 and 2025, respectively, an increase of $9,700 or 147%. Officer’s compensation is paid to our CFO and has increased since the prior period. In addition, during the current period the Company granted 50,000 shares of common stock for services, for total non-cash expense of $8,700.

Director compensation

Director compensation was $17,400 and $0 for the three months ended January 31, 2026 and 2025, respectively, On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

Consulting – related party

Consulting – related party services were $18,000 and $19,400 for the three months ended January 31, 2026 and 2025, respectively, a decrease of $1,400 or 7.2%. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the prior period we also paid $1,250 to our former CEO.

Professional fees

Professional fees were $21,544 and $5,500 for the three months ended January 31, 2026 and 2025, respectively, an increase of $16,044 or 291.7%. Professional fees generally consist of legal and audit expenses. The increase is due to an increase in legal fees.

General and administrative

General and administrative expenses were $30,976 and $4,899 for the three months ended January 31, 2026 and 2025, respectively, an increase of $26,077 or 532.3%. In the current period we issued shares of common stock for services valued at $17,300. We also spent $9,500 on website development expenses that we did not incur in the current period.

Other expenses

During the three months ended January 31, 2026 and 2025, we had total other expenses of $7,728. We had interest expense of $4,571 and we recognized an unrealized loss on the value of our Bitcoin asset of $3,157. In the prior period we had interest expense of $2,936. The increase in interest expense is in conjunction with an increase in our loan payable balance.

Net Loss

For the three months ended January 31, 2026, we had a net loss of $110,057 as compared to a net loss of $39,335 for the three months ended January 31, 2025, an increase to our net loss of $70,722 or 179.8%. The increase is due to the reasons discussed above.

Results of Operations for the Six Months Ended January 31, 2026 Compared to the Six Months Ended January 31, 2025

Revenue and Cost of Revenue

For the six months ended January 31, 2026, we recognized $14,519 of revenue and $12,519 of expense for a gross margin of $2,000. We began to recognized our first revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4) during the fourth quarter of fiscal year 2025. We did not recognize any revenue for the six months ended January 31, 2025.

Officer compensation

Officer compensation was $23,500 and $13,200 for the six months ended January 31, 2026 and 2025, respectively, an increase of $10,300 or 78%. Officer’s compensation is paid to our CFO and has increased since the prior period. In addition, during the current period the Company granted 50,000 shares of common stock for services, for total non-cash expense of $8,700.

Director compensation

Director compensation was $17,400 and $0 for the six months ended January 31, 2026 and 2025, respectively, On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

Consulting – related party

Consulting – related party services were $36,000 and $38,650 for the six months ended January 31, 2026 and 2025, respectively, a decrease of $2,650 or 6.9%. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the prior period we also paid $1,250 to our former CEO.

Professional fees

Professional fees were $52,163 and $21,500 for the six months ended January 31, 2026 and 2025, respectively, an increase of $30,663 or 142.6%. Professional fees generally consist of legal and audit expenses. The increase is due to an increase in legal fees.

General and administrative

General and administrative expenses were $34,693 and $37,651for the six months ended January 31, 2026 and 2025, respectively, a decrease of $2,957 or 7.9%. In the current period we issued shares of common stock for services valued at $17,300. In the prior period we issued shares of common stock for services valued at $19,000.

Other expenses

During the six months ended January 31, 2026 and 2025, we had total other expenses of $11,509. We had interest expense of $8,352 and we recognized an unrealized loss on the value of our Bitcoin asset of $3,157. In the prior period we had interest expense of $5,796. The increase in interest expense is in conjunction with an increase in our loan payable balance.

Net Loss

For the six months ended January 31, 2026, we had a net loss of $173,265 as compared to a net loss of $116,797 for the six months ended January 31, 2025, an increase to our net loss of $56,458 or 48.4%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $135,340 for the six months ended January 31, 2026. Cash used for operating activities was $82,652 for the six months ended January 31, 2025.

Investing Activities

Net cash used by investing activities was $42,139 for the six months ended January 31, 2026, for the purchase of Bitcoin. There was no investing activity in the prior period.

Financing Activities

Net cash provided by financing activities was $182,000 for the six months ended January 31, 2026. We received $182,000 from related party loans. There was no financing activity in the prior period. Net cash provided by financing activities was $60,000 for the six months ended January 31, 2025. We received $25,000 from a related party loan and $35,000 from the sale of common stock to our directors.

We had the following loans outstanding as of January 31, 2026:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of January 31, 2026, there is $15,000 and $11,625 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of January 31, 2026, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of January 31, 2026, there is $317,000 and $7,092 of principal and accrued interest, respectively, due on the LOC.

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

NORTHERN MINERALS & EXPLORATION LTD.

Dated: March 16, 2026	/s/ Noel Schaefer
Noel Schaefer
Chief Executive Officer, Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Berhane Tewolde
Berhane Tewolde
Director