Form 10-Q
period 2026-04-30
NORTHERN MINERALS & EXPLORATION LTD.
filed 2026-06-15
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 111,488,932 common shares issued and outstanding as of June 12, 2026.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-Q

For the Period ended April 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$16,684	$4,059
Accounts receivable	27,076	6,750
Total Current Assets	43,760	10,809

Other Assets:
Oil and gas properties	151,456	151,456
Other asset	38,220	—
Total other assets	189,676	151,456

TOTAL ASSETS	$233,436	$162,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$72,729	$45,422
Accounts payable – related party	20,500	12,000
Accrued liabilities	51,813	15,527
Loans payable - current	38,500	38,500
Total Current Liabilities	183,542	111,449
Long Term Liabilities:
Other payables	—	33,664
Accounts payable – related party	—	20,500
Loan payable – related party	377,000	135,000
Loan payable – long term	85,000	85,000

TOTAL LIABILITIES	645,542	385,613

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 111,488,932 and 107,238,932 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	111,489	107,239
Common stock to be issued	—	267,200
Additional paid-in-capital	3,630,458	3,324,008
Accumulated deficit	(4,154,053)	(3,921,795)

Total Stockholders’ Deficit	(412,106)	(223,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$233,436	$162,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue	$8,382	$—	$22,901	$—
Cost of revenue	(6,706)	—	(19,225)	—
Gross margin	$1,676	$—	$3,676	$—

Operating expenses:
Officer compensation	$7,500	$7,200	$31,000	$20,400
Director compensation	—	—	17,400	—
Consulting – related party	18,000	18,000	54,000	56,650
Professional fees	25,285	35,746	77,448	57,246
General and administrative expenses	3,221	3,680	37,914	41,331
Total operating expenses	54,006	64,626	217,762	175,627
Loss from operations	(52,330)	(64,626)	(214,086)	(175,627)

Other expense:
Interest expense	(5,901)	(3,436)	(14,253)	(9,232)
Unrealized loss	(762)	—	(3,919)	—
Total other expense	(6,663)	(3,436)	(18,172)	(9,232)

Loss before provision for income taxes	(58,993)	(68,062)	(232,258)	(184,859)
Provision for income taxes	—	—	—	—
Net Loss	$(58,993)	$(68,062)	$(232,258)	$(184,859)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,488,932	105,688,672	110,668,419	105,466,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2025	107,238,932	$107,239	$3,324,008	$267,200	$(3,921,795)	$(223,348)
Common stock issued for oil and gas rights	4,000,000	4,000	263,200	(267,200)	—	—
Net loss	—	—	—	—	(63,208)	(63,208)
Balance, October 31, 2025	111,238,932	111,239	3,587,208	—	(3,985,003)	(286,556)
Common stock issued for services – related party	150,000	150	25,950	—	—	26,100
Common stock issued for services	100,000	100	17,300	—	—	17,400
Net loss	—	—	—	—	(110,057)	(110,057)
Balance, January 31, 2026	111,488,932	111,489	3,630,458	—	(4,095,060)	(353,113)
Net loss	—	—	—	—	(58,993)	(58,993)
Balance, April 30, 2026	111,488,932	$111,489	$3,630,458	$—	$(4,154,053)	$(412,106)

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Net loss	—	—	—	—	(77,462)	(77,462)
Balance, October 31, 2024	105,401,032	105,401	3,233,951	—	(3,615,645)	(276,293)
Common stock issued for cash – related party	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(39,335)	(39,335)
Balance, January 31, 2025	105,401,032	105,401	3,233,951	35,000	(3,654,980)	(280,628)
Common stock issued for cash – related party	400,000	400	19,600	(20,000)	—	—
Common stock issued for oil and gas rights	—	—	—	267,200	—	267,200
Common stock issued for debt settlement	—	—	—	56,865	—	56,865
Net loss	—	—	—	—	(68,062)	(68,062)
Balance, April 30, 2025	105,801,032	$105,801	$3,253,551	$339,065	$(3,723,042)	$(24,625)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(232,258)	$(184,859)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	17,400	19,000
Common stock issued for services – related party	26,100	—
Unrealized loss	3,919	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(20,326)	—
Accounts payable	(6,357)	30,145
Accounts payable – related party	(12,000)	(6,000)
Accrued liabilities	36,286	7,807
Net cash used in operating activities	(187,236)	(133,907)

Cash Flows from Investing Activities:
Purchase of Bitcoin	(42,139)	—
Purchase of oil and gas rights	—	(12,500)
Net cash used by investing activities	(42,139)	(12,500)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	242,000	90,000
Proceeds from sale of common stock – related party	—	35,000
Net cash provided by financing activities	242,000	125,000

Net change in cash	12,625	(21,407)

Cash at beginning of the period	4,059	53,139
Cash at end of the period	$16,684	$31,732

Cash paid during the period for:
Interest	$3,800	$3,825
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued to oil and gas rights	$—	$267,200
Common stock issued for debt settlement	$—	$56,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

April 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Northern Minerals & Exploration Ltd. (the “Company”) is a natural resource company operating in oil and gas production in central Texas and Oklahoma and exploration for gold and silver in northern Nevada.

The Company was incorporated in Nevada on December 11, 2006 under the name Punchline Entertainment, Inc. On August 22, 2012, the Company’s board of directors approved an agreement and plan of merger to effect a name change of the Company from Punchline Entertainment, Inc. to Punchline Resources Ltd. On July 12, 2013, the stockholders approved an amendment to change the name of the Company from Punchline Resources Ltd. to Northern Minerals & Exploration Ltd. FINRA approved the name change on August 13, 2013.

On November 22, 2017, the Company created a wholly owned subsidiary, Kathis Energy LLC (Kathis”) for the purpose of conducting oil and gas drilling programs in Texas.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturity for the instruments held. The Company had no cash equivalents as of April 30, 2026 and July 31, 2025.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kathis Energy LLC, Kathis Energy Fund 1, LP and Enmex Operations LLC. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

April 30, 2026

Description	Level 1	Level 2	Level 3
Bitcoin	$38,220	$—	$—
Total	$38,220	$—	$—

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

For the periods ended April 30, 2026 and 2025, the Company had no potentially dilutive shares of common stock.

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

The Company receives revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4).  The Company owns a working interest in 14 oil and gas wells located in northeastern Oklahoma. These wells produce both oil and natural gas.  As a working interest holder, revenue from the sale of oil and natural gas must first pay the production taxes to the state of Oklahoma, then the royalties to the mineral holders and then the expenses incurred to cause the oil and gas to produce. Operating expenses are typically administrative, pumper, electricity, water disposal, chemical and repairs. After taxes, royalties and expenses are paid, the remaining amount is the net profit from the gross sales received from the 14 wells. The Company then receives its share of the revenues as per the percentage ownership as outlined per well in the purchase agreement.

Accounts Receivable

Accounts receivable consists of expected amounts due for the percentage of the sale of oil and natural gas from the investment in Lost Creek Acquisitions LLC. As of April 30, 2026 and July 31, 2025, the Company has recorded $27,076 and $6,750 of accounts receivable, respectively.

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

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. As of April 30, 2026, there was no indication that the Company required an allowance for credit losses.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of April 30, 2026 and July 31, 2025.

Recently issued accounting pronouncements

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

NOTE 3 — GOING CONCERN

The accompanying financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the quarter ended April 30, 2026, the Company has recognized minimal revenue and used $187,236 of cash in operating activities. As of April 30, 2026, the Company has an accumulated deficit of $4,154,053. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accordingly, the Company recognized an impairment loss of $140,744 during the year ended July 31, 2025. The carrying value of the impaired properties was reduced to $151,456 representing their estimated fair value as of the measurement date. No impairment losses were recognized during the nine months ended April 30, 2026.

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

NOTE 6 — BITCOIN

During January 2026, the Company purchased 0.50096 Bitcoin as an investment for the Company to be held long term. The Company paid $42,560, less $421 for fees. At April 30, 2026, the carrying value of Bitcoin was $38,220, representing 0.50096 Bitcoin held. During the nine months ended April 30, 2026, the Company recognized an unrealized loss of $3,919 from changes in the fair value of Bitcoin.

NOTE 7 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2026, there is $15,000 and $12,000 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of April 30, 2026 and July 31, 2025, the Company owes a third party $23,500 and $23,500, respectively. The loan is unsecured, non-interest bearing and due on demand.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of April 30, 2026, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

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

NOTE 9 — RELATED PARTY NOTE PAYABLE

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of April 30, 2026, there is $377,000 and $11,368 of principal and accrued interest, respectively, due on the LOC. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

NOTE 10 — RELATED PARTY TRANSACTIONS

For the nine months ending April 30, 2026 and 2025, total payments of $66,000 and $54,000, respectively, were made to Noel Schaefer, a Director of the Company, for consulting services. As of April 30, 2026, there is $20,500 due to Mr. Schaefer. As of July 31, 2025, $32,500 is due to Mr. Schaefer and credited to other payables.

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

NOTE 11 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events to disclose in these unaudited financial statements.

Subsequent to April 30, 2026, Mr. Miranda loaned the Company $25,000, pursuant to the terms of his LOC with the Company.

On May 25, 2026, the Company entered into an unsecured promissory note with Jonathan Hansen pursuant to which Mr. Hansen agreed to lend the Company up to $15,000, together with any additional amounts invoiced by Mr. Hansen’s law firm on behalf of the Company prior to the maturity date. The note bears interest at 12% per annum, with interest accruing beginning June 20, 2026, and all outstanding principal, accrued interest, and unpaid fees becoming due upon the earlier of the third anniversary of the note. The note may be prepaid at any time without penalty and is unsecured.

On May 26, 2026, the Company entered into an Amended Settlement and Promissory Note Agreement with Golden Sands Exploration Inc. related to an outstanding promissory note with a principal balance of $85,000. Under the amended terms, the creditor agreed to extend the repayment period through June 1, 2027, and the outstanding balance will accrue interest at 8% per annum from June 1, 2026 through June 1, 2027. The amended agreement requires an interest payment of $1,275 on or before June 1, 2026, followed by principal payments of $20,000 due on or before August 15, 2026, December 1, 2026, and March 1, 2027, with the remaining $25,000 balance due on or before June 1, 2027, together with accrued interest. The Company may prepay outstanding amounts without penalty.

On June 2, 2026, the Company entered into a Memorandum of Understanding with R.A. Miller Energy, Inc. ("RAM") regarding the acquisition of a 5.4165 net mineral acre leasehold interest located in Sections 27 and 34, Township 2 North, Range 3 West, and Section 3, Township 1 North, Range 3 West, Garvin County, Oklahoma, associated with the proposed Bosworth 0203 1H-27X well.

Pursuant to the agreement, the Company agreed to acquire the leasehold interest for total consideration of $21,666, consisting of (i) $10,833 in cash payable on or before July 31, 2026, and (ii) $10,833 payable in 216,660 shares of the Company's common stock.

On May 29, 2026, Mr. Miranda converted $402,000 and $12,942, of principal and interest, respectively, into 8,298,833 shares of common stock.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025

Revenue and Cost of Revenue

For the three months ended April 30, 2026, we recognized $8,382 of revenue and $6,706 of expense for a gross margin of $1,676. We began recognizing revenue from the sale of oil and natural gas from our investment in Lost Creek Acquisitions LLC (Note 4) during the fourth quarter of fiscal year 2025. We did not recognize any revenue for the three months ended April 30, 2025.

Officer compensation

Officer compensation was $7,500 and $7,200 for the three months ended April 30, 2026 and 2025, respectively, an increase of $300 or 4.2%. Officer’s compensation is paid to our CFO and has increased since the prior period.

Consulting – related party

Consulting – related party services were $18,000 and $18,000 for the three months ended April 30, 2026 and 2025, respectively. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees.

Professional fees

Professional fees were $25,285 and $35,746 for the three months ended April 30, 2026 and 2025, respectively, a decrease of $10,461 or 29.3%. Professional fees generally consist of legal and audit expenses. The decrease is due to a decrease in legal fees.

General and administrative

General and administrative expenses were $3,221 and $3,680 for the three months ended April 30, 2026 and 2025, respectively, a decrease of $459 or 12.5%.

Other expenses

During the three months ended April 30, 2026 and 2025, we had total other expenses of $6,663 and $3,436, respectively. We had interest expense of $5,901 and we recognized an unrealized loss on the value of our Bitcoin asset of $762. In the prior period we had interest expense of $3,436. The increase in interest expense is in conjunction with an increase in our loan payable balance.

Net Loss

For the three months ended April 30, 2026, we had a net loss of $58,993 as compared to a net loss of $68,062 for the three months ended April 30, 2025, a decrease to our net loss of $9,069 or 13.3%. The decrease is due to the reasons discussed above.

Results of Operations for the Nine Months Ended April 30, 2026 Compared to the Nine Months Ended April 30, 2025

Revenue and Cost of Revenue

For the nine months ended April 30, 2026, we recognized $22,901 of revenue and $19,225 of expense for a gross margin of $3,676. We began recognizing revenue from the sale of oil and natural gas from our investment in Lost Creek Acquisitions LLC (Note 4) during the fourth quarter of fiscal year 2025. We did not recognize any revenue for the nine months ended April 30, 2025.

Officer compensation

Officer compensation was $31,000 and $20,400 for the nine months ended April 30, 2026 and 2025, respectively, an increase of $10,600 or 52%. Officer’s compensation is paid to our CFO and has increased since the prior period. In addition, during the current period the Company granted 50,000 shares of common stock for services, for total non-cash expense of $8,700.

Director compensation

Director compensation was $17,400 and $0 for the nine months ended April 30, 2026 and 2025, respectively, On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

Consulting – related party

Consulting – related party services were $54,000 and $56,650 for the nine months ended April 30, 2026 and 2025, respectively, a decrease of $2,650 or 4.7%. Fees are paid to Noel Schaefer, Director, but are recorded as consulting fees. In the prior period we also paid $1,250 to our former CEO.

Professional fees

Professional fees were $77,448 and $57,246 for the nine months ended April 30, 2026 and 2025, respectively, an increase of $20,202 or 35.3%. Professional fees generally consist of legal and audit expenses. The increase is due to an increase in legal fees.

General and administrative

General and administrative expenses were $37,914 and $41,331for the nine months ended April 30, 2026 and 2025, respectively, a decrease of $3,417 or 8.3%. In the current period we issued shares of common stock for services valued at $17,300. In the prior period we issued shares of common stock for services valued at $19,000.

Other expenses

During the nine months ended April 30, 2026 and 2025, we had total other expenses of $18,172. We had interest expense of $14,253 and we recognized an unrealized loss on the value of our Bitcoin asset of $3,919. In the prior period we had interest expense of $9,232. The increase in interest expense is in conjunction with an increase in our loan payable balance.

Net Loss

For the nine months ended April 30, 2026, we had a net loss of $232,258 as compared to a net loss of $184,859 for the nine months ended April 30, 2025, an increase to our net loss of $47,399 or 25.6%. The increase is due to the reasons discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $187,236 for the nine months ended April 30, 2026. Cash used for operating activities was $133,907 for the nine months ended April 30, 2025.

Investing Activities

Net cash used by investing activities was $42,139 for the nine months ended April 30, 2026, for the purchase of Bitcoin. During the nine months ended April 30, 2025, the Company used $12,500 for the purchase of oil and gas rights.

Financing Activities

Net cash provided by financing activities was $242,000 for the nine months ended April 30, 2026. We received $242,000 from related party loans. Net cash provided by financing activities was $125,000 for the nine months ended April 30, 2025. We received $90,000 from related party loans and $35,000 from the sale of common stock to our former directors.

We had the following loans outstanding as of April 30, 2026:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of April 30, 2026, there is $15,000 and $12,000 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

On June 1, 2023, the Company issued a Promissory Note to Golden Sands Exploration Inc, for $85,000. The note bears interest at 6% and matures on June 1, 2026. Interest is to be paid quarterly with the first payment due on or before September 1, 2023. As of April 30, 2026, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures in five years. As of April 30, 2026, there is $377,000 and $11,368 of principal and accrued interest, respectively, due on the LOC.

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

NORTHERN MINERALS & EXPLORATION LTD.

Dated: June 15, 2026	/s/ Noel Schaefer
Noel Schaefer
Chief Executive Officer, Chief Operating Officer and Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

/s/ Berhane Tewolde
Berhane Tewolde
Director