Form 10-K
period 2026-07-31
NORTHERN MINERALS & EXPLORATION LTD.
filed 2026-11-03
CIK 1415744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

(801) 885-9260
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NMEX	None

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

☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: approximately $15,068,960 based on 82,705,599 non-affiliate shares outstanding at $0.1822 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2026, the issuer had 120,029,425 common shares issued and outstanding.

NORTHERN MINERALS & EXPLORATION LTD.

FORM 10-K

For the Year ended July 31, 2026

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

Employees

As of July 31, 2026, we do not have any employees. Our two officers, Noel Schaefer and Rachel Boulds act as consultants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is quoted on the OTC Pink Open Market, operated by OTC Markets Group Inc., under the trading symbol “NMEX.”

The OTC Pink Open Market is an over-the-counter securities market and is not a national securities exchange. Trading in the Company's common stock may be limited, and there can be no assurance that an active or liquid trading market will develop or be sustained. The limited trading market may result in significant fluctuations in the market price of the Company's common stock and may adversely affect stockholders' ability to sell their shares at desired prices.

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

On October 19, 2026, there were 142 holders of record of our common stock, although there may be other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Equiniti Trust Company LLC, Mendota Heights MN 55120, Ph:919-744-2722.

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

On January 7, 2026, the Company granted 50,000 shares of common stock to a different third party for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $8,700.

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

On May 29, 2026, the Company granted 25,000 shares of common stock to a third party for legal services. The shares were valued at $0.0641, the closing price on the date of grant, for total non-cash expense of $1,603.

On May 29, 2026, Mr. Miranda converted $402,000 and $12,942 of principal and interest into 8,298,833, pursuant to the terms of the LOC.

Pursuant to the agreement to acquire a leasehold interest, the Company issued 216,660 shares of the Company’s common stock. The shares were valued at $18,394 based on the closing market price of $0.0849 per share on June 2, 2026.

The foregoing transactions qualify for exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Other than the transactions described above and any transactions previously reported in the Company's Forms 10-Q or Forms 8-K, the Company did not issue additional unregistered securities during the fiscal year ended July 31, 2026.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended July 31, 2026 and 2025

Revenue and Cost of Revenue

For the year ended July 31, 2026, we recognized $30,600 of revenue and $37,909 of expense for a negative gross margin of ($7,309). For the year ended July 31, 2025, we recognized $8,634 of revenue and $8,370 of expense for a gross margin of $264. During the fourth quarter of the prior year the Company recognized its first revenues from the sale of oil and natural gas from its investment in Lost Creek Acquisitions LLC (Note 4).

Officer compensation

Officer compensation was $39,000 and $27,600 for the years ended July 31, 2026 and 2025, respectively, an increase of $11,400 or 41.3%. Officer’s compensation is paid to our CFO and has increased in the current year. In addition, we issued 50,000 shares of common stock to our CFO in the current year for total non-cash compensation of $8,700, which is included in the total expense of $39,000.

Director compensation

Director compensation was $17,400 and $0 for the years ended July 31, 2026 and 2025, respectively, On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

Consulting – related party

Consulting – related party services were $72,000 and $75,450 for the years ended July 31, 2026 and 2025, respectively, a decrease of $3,450 or 4.5%. Fees are paid to Noel Schaefer, CEO & Director, but are billed as consulting fees. For the year ended July 31, 2025 we paid an additional $3,450 to our former CEO for consulting fees.

Professional fees

Professional fees were $100,526 and $81,770 for the years ended July 31, 2026 and 2025, respectively, an increase of $18,756, or 22.9%. Professional fees generally consist of legal and audit expenses. In the current year our audit and legal fees increased $11,000 and $7,756.

General and administrative

General and administrative expenses were $59,131 and $50,758 for the years ended July 31, 2026 and 2025, respectively, an increase of $8,373 or 16.5%. The increase in the current year is due to increased transfer agent fees related to the filing of the Company’s DEF 14A.

Other income / expenses

During the year ended July 31, 2026, we incurred $17,433 of interest expense, a loss for impairment of our oil and gas properties of $151,456 and an unrealized loss for the value of our Bitcoin asset of $10,663.

During the year ended July 31, 2025, we incurred $12,254 of interest expense, a loss for impairment of our oil and gas properties of $140,744 and we recognized a $4,700 gain on extinguishment of debt.

Net Loss

For the year ended July 31, 2026, we had a net loss of $474,918 compared to $383,612 for year ended July 31, 2025. The increase to our net loss of $91,306 is due to the increased expenses discussed above.

Liquidity and Financial Condition

Operating Activities

Cash used by operating activities was $283,432 for the year ended July 31, 2026, compared to cash used for operating activities of $176,580 for the year ended July 31, 2025.

Investing Activities

During the year ended July 31, 2026, the Company used $42,139 for the purchase of Bitcoin to be held as a long-term asset. During the year ended July 31, 2025, the Company used $25,000 for the purchase of oil and gas rights.

Financing Activities

Net cash provided by financing activities was $332,000 for the year ended July 31, 2026 compared to $152,500 for the year ended July 31, 2025. During the year ended July 31, 2026, we received $332,000 from a related party pursuant to the terms of the LOC with Mr. Miranda. During the year ended July 31, 2025, we received $35,000 from the sale of common stock from a related party, $135,000 of loans from a related party, $12,500 from a third party and we repaid $30,000 of a note payable.

We had the following loans outstanding as of July 31, 2026:

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matures in two years and interest is set at $3,000 for the full two years. As of July 31, 2026, there was $15,000 and 12,375 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

As of July 31, 2026, the Company owes a third party $23,500. The loan is unsecured, non-interest bearing and due on demand.

On May 26, 2026, the Company and Golden Sands executed an amended agreement extending the repayment terms through June 1, 2027, and increasing the annual interest rate to 8%, effective June 1, 2026. Under the amended agreement, the Company agreed to pay $1,275 of previously accrued interest by June 1, 2026, followed by principal payments of $20,000 on each of August 15, 2026, December 1, 2026, and March 1, 2027, with the remaining $25,000 due June 1, 2027. Accrued interest is payable with each principal installment. The Company may prepay the obligation at any time without penalty. All other terms of the original agreement remain in effect. As of July 31, 2026, there is $85,000 and $1,134 of principal and accrued interest, respectively, due on this loan.

The Company has a line of credit (“LOC”) with Mr. Miranda, a former director, for up to $500,000. The LOC bears interest at 5% to be paid quarterly and matures on January 31, 2027. As of July 31, 2026, there is $65,000 and $331 of principal and accrued interest, respectively, due on the LOC.

Liquidity and Capital Resources

As of July 31, 2026, the Company had cash of $10,488, current assets of $52,821, and current liabilities of $304,124, resulting in a working capital deficit of $251,303. The Company had an accumulated deficit of $4,396,713 and incurred a net loss of $474,918 during the year ended July 31, 2026. Net cash used in operating activities was $283,432 for the year ended July 31, 2026, compared to $176,580 for the year ended July 31, 2025.

The Company has historically financed its operations primarily through related-party borrowings and the issuance of equity securities. During the year ended July 31, 2026, the Company received $332,000 in proceeds from related-party financing arrangements.

The Company's existing cash resources and operating cash flows are insufficient to meet its anticipated operating expenses and contractual obligations over the next twelve months. Management intends to seek additional financing through equity issuances, debt arrangements, and other available sources of capital while continuing to generate revenue from its oil and gas production activities and managing operating expenditures.

There can be no assurance that the Company will obtain additional financing on acceptable terms, or at all, or that its operating activities will generate sufficient cash flows to fund ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans have not alleviated this substantial doubt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Certain accounting estimates require significant judgment and are subject to uncertainties that could result in materially different financial results if underlying assumptions or conditions change.

Management believes the following accounting estimates are particularly relevant to our financial condition and results of operations.

Impairment of Oil and Gas Properties

We account for our oil and gas properties using the successful efforts method of accounting. We evaluate our proved oil and gas properties for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These evaluations require management to make estimates regarding future production volumes, commodity prices, operating costs, remaining economic lives, and expected future cash flows.

The recoverability of our oil and gas properties is affected by fluctuations in oil and natural gas prices, changes in estimated reserves, production performance, and operating expenses. Changes in these assumptions could materially affect the estimated recoverability and fair value of our properties and result in additional impairment charges.

During the years ended July 31, 2026 and 2025, we recognized impairment losses of $151,456 and $140,744, respectively, reducing the carrying value of our oil and gas properties to zero as of July 31, 2026. Although these properties continue to produce oil and natural gas and generate revenue, management determined that their carrying values were not recoverable based on the impairment assessments performed.

Because the properties have been fully impaired, subsequent improvements in commodity prices, production levels, or operating profitability will not result in the reversal of previously recognized impairment losses under U.S. GAAP.

Other Accounting Estimates

Management also makes estimates related to the valuation of stock-based compensation, expected credit losses on accounts receivable, and asset retirement obligations, when applicable. These estimates are based on available information and assumptions considered reasonable under the circumstances. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Northern Minerals & Exploration, LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Minerals & Exploration, LTD (the Company) as of July 31, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

November 3, 2026 PCAOB #457

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2026	2025

ASSETS
Current Assets:
Cash	$10,488	$4,059
Accounts receivable	31,500	6,750
Prepaid for acquisition	10,833	—
Total Current Assets	52,821	10,809

Other Assets:
Oil and gas properties	—	151,456
Crypto assets	31,476	—
Total other assets	31,476	151,456

TOTAL ASSETS	$84,297	$162,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$35,664	$45,422
Accounts payable – related party	20,500	12,000
Accrued liabilities	59,460	15,527
Loan payable – related party	65,000	—
Loans payable - current	123,500	38,500
Total Current Liabilities	304,124	111,449
Long Term Liabilities:
Other payables	—	33,664
Accounts payable – related party	—	20,500
Loan payable – related party	—	135,000
Loan payable – long term	—	85,000

TOTAL LIABILITIES	304,124	385,613

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 120,029,425 and 107,238,932 shares issued and outstanding as of July 31, 2026 and 2025, respectively	120,030	107,239
Common stock to be issued	—	267,200
Additional paid-in-capital	4,056,856	3,324,008
Accumulated deficit	(4,396,713)	(3,921,795)

Total Stockholders’ Deficit	(219,827)	(223,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,297	$162,265

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2026	2025
Revenue	$30,600	$8,634
Cost of revenue	(37,909)	(8,370)
Gross margin	$(7,309)	$264

Operating expenses:
Officer compensation	$39,000	$27,600
Director compensation	17,400	—
Consulting – related party	72,000	75,450
Professional fees	100,526	81,770
General and administrative expenses	59,131	50,758
Total operating expenses	288,057	235,578
Loss from operations	(295,366)	(235,314)

Other expense:
Interest expense	(17,433)	(12,254)
Impairment expense	(151,456)	(140,744)
Gain on extinguishment of debt	—	4,700
Unrealized loss	(10,663)	—
Total other expense	(179,552)	(148,298)

Loss before provision for income taxes	(474,918)	(383,612)
Provision for income taxes	—	—
Net Loss	$(474,918)	$(383,612)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	112,346,980	105,785,747

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

	Common	Common Stock	Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Stock	Amount	Capital	be Issued	Deficit	Deficit
Balance, July 31, 2024	105,301,032	$105,301	$3,215,051	$—	$(3,538,183)	$(217,831)
Common stock issued for services	100,000	100	18,900	—	—	19,000
Common stock issued for cash – related party	700,000	700	34,300	—	—	35,000
Common stock issued for oil and gas rights	—	—	—	267,200	—	267,200
Common stock issued for debt settlement	1,137,900	1,138	55,757	—	—	56,895
Net loss	—	—	—	—	(383,612)	(383,612)
Balance, July 31, 2025	107,238,932	107,239	3,324,008	267,200	(3,921,795)	(223,348)
Common stock issued for oil and gas rights	4,000,000	4,000	263,200	(267,200)	—	—
Common stock issued for services – related party	150,000	150	25,950	—	—	26,100
Common stock issued for services	125,000	125	18,877	—	—	19,002
Common stock issued for prepaid of acquisition and services	216,660	217	18,178	—	—	18,395
Common stock issued for debt	8,298,833	8,299	406,643	—	—	414,942
Net loss	—	—	—	—	(474,918)	(474,918)
Balance, July 31, 2026	120,029,425	$120,030	$4,056,856	$—	$(4,396,713)	$(219,827)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN MINERALS & EXPLORATION LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(474,918)	$(383,612)
Adjustments to reconcile net loss to net cash used in Operating activities:
Common stock issued for services	26,564	19,000
Common stock issued for services – related party	26,100	—
Gain on extinguishment of debt		(4,700)
Impairment expense	151,456	140,744
Unrealized loss	10,663	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(24,750)	(6,750)
Accounts payable	(43,422)	37,214
Accounts payable – related party	(12,000)	6,000
Accrued liabilities	56,875	15,524
Net cash used in operating activities	(283,432)	(176,580)

Cash Flows from Investing Activities:
Purchase of Bitcoin	(42,139)	—
Purchase of oil and gas rights	—	(25,000)
Net cash used by investing activities	(42,139)	(25,000)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	332,000	135,000
Proceeds from sale of common stock – related party	—	35,000
Repayment of note payable	—	(30,000)
Proceeds from loan payable	—	12,500
Net cash provided by financing activities	332,000	152,500

Net change in cash	6,429	(49,080)

Cash at beginning of the year	4,059	53,139
Cash at end of the year	$10,488	$4,059

Cash paid during the period for:
Interest	$5,075	$5,100
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued to oil and gas rights	$—	$267,200
Common stock issued for debt settlement	$414,942	$56,895
Common stock issued for prepaid for acquisition	$10,833	$—

The accompanying notes are an integral part of these consolidated financial statements.

Northern Minerals & Exploration Ltd.

Notes to Consolidated Financial Statements

July 31, 2026

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturity for the instruments held. The Company had no cash equivalents as of July 31, 2026 and 2025.

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

Digital Assets

The Company holds Bitcoin as a digital asset for investment purposes. The Company accounts for its Bitcoin in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. Under this guidance, Bitcoin is measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of Bitcoin is determined using quoted prices in active markets for identical assets, representing Level 1 inputs under ASC 820, Fair Value Measurement. Gains and losses resulting from changes in fair value are recognized in other income (expense) in the consolidated statements of operations.

The Company's Bitcoin holdings are classified as noncurrent crypto assets on the consolidated balance sheets based on management's intent to hold the assets for long-term investment purposes. Purchases and sales of Bitcoin held for investment purposes are classified as investing activities in the consolidated statements of cash flows.

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

The following table classifies the Company’s assets measured at fair value on a recurring basis into the fair value hierarchy as of:

July 31, 2026

Description	Level 1	Level 2	Level 3
Bitcoin	$31,476	$—	$—
Total	$31,476	$—	$—

Basic and Diluted Earnings Per Share

The Company computes net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the years ended July 31, 2026 and 2025, the Company had 1,306,620 and 2,740,822 potentially dilutive common shares, respectively, issuable upon conversion of a related party note payable. These shares were excluded from the calculation of diluted net loss per common share because their inclusion would have been antidilutive. Accordingly, basic and diluted net loss per common share was the same for both periods.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company's revenues are primarily derived from the production and sale of oil and natural gas. Revenue from oil and natural gas sales is recognized at the point in time when control of the product transfers to the purchaser, generally upon delivery to the purchaser or designated delivery point, in accordance with the terms of the applicable sales agreements. At that time, the Company's performance obligation is satisfied, and the Company has an enforceable right to payment.

The transaction price is generally based on market prices for oil and natural gas, adjusted for applicable contractual pricing provisions, quality differentials, and other adjustments. Revenue is recorded based on the Company's proportionate ownership interest in the production sold, net of amounts attributable to other working interest or royalty owners, as applicable.

The Company evaluates its sales arrangements to determine whether it acts as a principal or an agent in accordance with ASC 606. Revenue is presented on a gross basis when the Company controls the product before it is transferred to the customer and on a net basis when the Company acts solely as an agent.

Accounts receivable arising from oil and natural gas sales are generally due within customary industry payment terms. The Company evaluates its receivables for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses.

The Company does not generally have significant contract assets, contract liabilities, or material unsatisfied performance obligations associated with its oil and natural gas sales arrangements.

Accounts Receivable

Accounts receivable consists of expected amounts due for the percentage of the sale of oil and natural gas from the investment in Lost Creek Acquisitions LLC. As of July 31, 2026 and 2025, the Company has recorded $31,500 and $6,750 of accounts receivable, respectively.

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

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. As of July 31, 2026, there was no indication that the Company required an allowance for credit losses.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of July 31, 2026 and 2025.

Recently issued accounting pronouncements

Management has evaluated other recently issued accounting pronouncements that are not yet effective and believes that their adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.

For the year ended July 31, 2026, the Company incurred a net loss of $474,918 and used $283,432 in cash from operating activities. As of July 31, 2026, the Company had an accumulated deficit of $4,396,713, a working capital deficit of $251,303, and cash of $10,488. The Company has incurred recurring operating losses and has limited financial resources available to fund its ongoing operations and contractual obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.

Management intends to address these conditions by seeking additional financing through the issuance of equity securities, debt financing arrangements, and other available sources of capital. The Company also intends to continue generating revenue from its existing oil and gas production activities while managing operating expenditures and pursuing opportunities to improve its financial position. However, there can be no assurance that the Company will be successful in obtaining sufficient additional financing or generating adequate cash flows from operations to meet its obligations as they become due.

Management's plans have not alleviated the substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the carrying amounts or classification of assets and liabilities that might be necessary if the Company is unable to continue operations.

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

During the years ended July 31, 2026 and 2025, the Company evaluated its oil and gas properties for impairment in accordance with ASC 360, Property, Plant, and Equipment. Based on updated reserve estimates and management's assessment of the recoverability of the properties, the Company recognized impairment losses of $151,456 and $140,744, respectively, reducing the carrying value of its oil and gas properties to $0 as of July 31, 2026.

Although the properties continue to produce oil and natural gas and generate revenue, management determined that the properties had no remaining carrying value based on its impairment assessment. The Company expects the properties to continue generating revenue from ongoing production activities. Any future revenues and related operating expenses will be recognized in the periods in which they are earned or incurred.

On June 2, 2026, the Company entered into a Memorandum of Understanding with R.A. Miller Energy, Inc. ("RAM") regarding the acquisition of a 5.4165 net mineral acre leasehold interest located in Sections 27 and 34, Township 2 North, Range 3 West, and Section 3, Township 1 North, Range 3 West, Garvin County, Oklahoma, associated with the proposed Bosworth 0203 1H-27X well.

Pursuant to the agreement, the Company agreed to acquire the leasehold interest for total consideration of $21,666, consisting of (i) $10,833 in cash payable on or before July 31, 2026, and (ii) $10,833 payable in 216,660 shares of the Company’s common stock. The shares were valued at $18,394 based on the closing market price of $0.0849 per share on June 2, 2026. Of this amount, $10,833 was recorded as a prepaid acquisition cost, and the remaining $7,561 was recognized as an expense. The acquisition of the leasehold interest has been delayed pending verification of certain matters necessary to complete the transaction. As of the date of this report, the $10,833 cash payment due on July 31, 2026, has not been made, and the transaction remains pending. Given the uncertainty surrounding the completion of the acquisition, the Company has not recorded a liability for the unpaid cash consideration pending further evaluation of the status and enforceability of the agreement.

NOTE 5 — SUPPLEMENTAL OIL AND GAS INFORMATION

The Company provides supplemental oil and gas information in accordance with ASC 932, Extractive Activities—Oil and Gas.

As of July 31, 2026, the Company's oil and gas properties had a carrying value of $0 following the recognition of impairment losses. Based on the Company's most recent reserve evaluation, no proved oil and gas reserves were reported as of July 31, 2026. Accordingly, the standardized measure of discounted future net cash flows attributable to proved reserves was $0 at July 31, 2026.

Notwithstanding the absence of reported proved reserves, the Company's wells remain operational and continue to produce oil and natural gas. The Company expects to continue recognizing revenue from production activities as oil and natural gas are sold. Future production and revenues will depend on actual well performance, commodity prices, and operating conditions.

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

NOTE 6 — CRYPTO ASSETS (BITCOIN)

During January 2026, the Company acquired 0.50096 Bitcoin for investment purposes. The Company accounts for its Bitcoin holdings in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. Under this guidance, Bitcoin is measured at fair value at each reporting date, with changes in fair value recognized in earnings.

The Company determines the fair value of Bitcoin using quoted market prices in active markets for identical assets, which are classified as Level 1 inputs under ASC 820, Fair Value Measurement.

As of July 31, 2026, the Company held 0.50096 Bitcoin with a fair value of $31,476. During the year ended July 31, 2026, the Company recognized an unrealized loss of $10,663 resulting from changes in the fair value of Bitcoin, which is included in other income (expense) in the consolidated statements of operations.

The following table summarizes the changes in the carrying value of the Company's Bitcoin holdings during the year ended July 31, 2026:

Description	Amount
Balance, July 31, 2025	$—
Purchases of Bitcoin	42,139
Unrealized loss from changes in fair value	(10,663)
Balance, July 31, 2026	$31,476

As of July 31, 2026, the Company's Bitcoin holdings consisted of the following:

Crypto Asset	Quantity	Cost Basis	Fair Value
Bitcoin (BTC)	0.50096	$42,139	$31,476

The Company classifies its Bitcoin holdings as noncurrent crypto assets on the consolidated balance sheets, consistent with management's intent to hold the assets for long-term investment purposes. Purchases of Bitcoin held for investment purposes are classified as investing activities in the consolidated statements of cash flows.

The Company is exposed to market price volatility associated with Bitcoin, and changes in market prices may materially affect the carrying value of its crypto assets and its results of operations.

NOTE 7 — LOANS PAYABLE

On April 16, 2017, the Company executed a promissory note for $15,000 with a third party. The note matured in two years and interest is set at $3,000 for the full two years. As of July 31, 2026, there is $15,000 and $12,375 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there was $15,000 and $10,875 of principal and accrued interest, respectively, due on this loan. This loan is currently in default.

During the year ended July 31, 2020, a third party loaned the Company $60,000. The loan was unsecured, bears interest at 8% per annum and matured on September 1, 2021. On April 30, 2025, the Company and the third party entered into a debt settlement agreement, whereby the parties agreed to settle the outstanding principal and interest for $30,000 in cash and 1,137,900 shares of common stock at $0.05 per share.

As of July 31, 2026 and 2025, the Company owes a third party $23,500 and $23,500, respectively. The loan is unsecured, non-interest bearing and due on demand.

On June 1, 2023, the Company entered into a settlement and promissory note agreement with Golden Sands Exploration Inc. (“Golden Sands”) to settle an outstanding obligation of $285,453 arising from a default under a property option agreement. Under the settlement, Golden Sands agreed to reduce the obligation to $85,000, bearing interest at 6% per annum, with a maturity date of June 1, 2026.

On May 26, 2026, the Company and Golden Sands executed an amended agreement extending the repayment terms through June 1, 2027, and increasing the annual interest rate to 8%, effective June 1, 2026. Under the amended agreement, the Company agreed to pay $1,275 of previously accrued interest by June 1, 2026, followed by principal payments of $20,000 on each of August 15, 2026, December 1, 2026, and March 1, 2027, with the remaining $25,000 due June 1, 2027. Accrued interest is payable with each principal installment. The Company may prepay the obligation at any time without penalty. All other terms of the original agreement remain in effect.

As of July 31, 2026, there is $85,000 and $1,134 of principal and accrued interest, respectively, due on this loan. As of July 31, 2025, there is $85,000 and $850 of principal and accrued interest, respectively, due on this loan.

NOTE 8 — COMMON STOCK TRANSACTION

On October 18, 2024, the Company granted 100,000 shares of common stock for services. The shares were valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $19,000.

On April 30, 2025, the Company and the third party entered into a debt settlement agreement, whereby the parties agreed to settle the outstanding principal and interest for $30,000 in cash and 1,137,900 shares of common stock at $0.05 per share (Note 7). The shares were issued on June 2, 2025.

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

On January 7, 2026, the Company granted 50,000 shares of common stock to a different third party for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $8,700.

On May 29, 2026, the Company granted 25,000 shares of common stock to a third party for legal services. The shares were valued at $0.0641, the closing price on the date of grant, for total non-cash expense of $1,603.

Refer to Notes 9 and 10 for shares issued to related parties.

NOTE 9 — RELATED PARTY NOTE PAYABLE

On January 31, 2025, the Company entered into a convertible secured promissory note with Victor Miranda providing for a line of credit (“LOC”) of up to $500,000. The agreement consolidated a previously issued unsecured promissory note of $25,000 into the new secured obligation. The note bears interest at 5% per annum and matures on January 31, 2027. The Company may prepay the note at any time without penalty.

At the lender's option, outstanding principal, accrued interest, and other amounts due may be converted into shares of the Company's common stock at a conversion price of $0.05 per share, subject to adjustment. The note is secured by collateral pursuant to a separate security agreement. Upon an event of default, the interest rate increases to the lesser of 18% per annum or the maximum rate permitted by law, and the lender may accelerate repayment of the outstanding balance.

The convertible promissory note contains a full-ratchet anti-dilution provision that provides for a downward adjustment to the conversion price if the Company subsequently issues common stock or certain convertible securities at a price below the then-effective conversion price, subject to specified exceptions. During the years ended July 31, 2026 and 2025, the Company did not issue any securities that triggered an adjustment to the conversion price. Accordingly, the conversion price remained at $0.05 per share as of July 31, 2026.

On May 29, 2026, Mr. Miranda converted $402,000 and $12,942 of principal and interest into 8,298,833, pursuant to the terms of the LOC. As of July 31, 2026, there is $65,000 and $331 of principal and accrued interest, respectively, due on the LOC. As of July 31, 2025, there is $135,000 and $2,040 of principal and accrued interest, respectively, due on the LOC.

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

On March 12, 2025, Robert Campbell resigned as Director and Secretary of the Company.

On April 30, 2025, Victor Miranda resigned as Director of the Company.

For the years ending July 31, 2026 and 2025, total payments of $84,000 and $66,000, respectively, were made to Noel Schaefer, CEO and Director of the Company, for consulting services. As of July, 2026, there is $20,500 due to Mr. Schaefer. As of July 31, 2025, $32,500 is due to Mr. Schaefer and credited to other payables.

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

NOTE 11— OPERATING SEGMENTS

The Company operates as one reportable segment, consisting primarily of oil and natural gas production and mineral exploration activities. The Company determines its operating segments based on the manner in which its Chief Operating Decision Maker (“CODM”) evaluates financial performance and allocates resources. The Company's Chief Executive Officer serves as the CODM.

The CODM reviews the Company's consolidated financial results, including revenues, operating expenses, and net income (loss), to assess performance, monitor operating costs, and make decisions regarding the allocation of resources. The Company uses consolidated net income (loss) as its measure of segment profit or loss.

NOTE 12— INCOME TAX

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

The provision for Federal income tax consists of the following July 31:

	2026	2025
Federal income tax benefit attributable to:
Current Operations	$(99,200)	$(80,600)
Related party accruals	(2,500)	1,300
Other nondeductible expenses	45,100	34,500
Less: valuation allowance	56,600	44,800
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2026	2025
Deferred tax asset attributable to:
Net operating loss carryover	$224,490	$207,800
Less: valuation allowance	(224,490)	(207,800)
Net deferred tax asset	$—	$—

At July 31, 2026, the Company had net operating loss carry forwards of approximately $1,069,000 that maybe offset against future taxable income. No tax benefit has been reported in the July 31, 2026 or 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2026, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs).

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended July 31, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance and other tax effects	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

The Company's effective income tax rate differs from the federal statutory rate primarily due to the establishment of a valuation allowance against deferred tax assets arising from operating losses. Management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded no income tax benefit for the years ended July 31, 2026 and 2025.

NOTE 13 — SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, management evaluated events and transactions occurring after July 31, 2026 through the date the consolidated financial statements were available to be issued. Based on this evaluation, management determined that the following subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Subsequent to July 31, 2026, Mr. Miranda loaned the Company an additional $57,000 pursuant to the terms of the LOC.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the fiscal year ended July 31, 2026, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of July 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended July 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter ended July 31, 2026 that was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Appointed
Noel Schaefer	71	Chief Executive Officer, Director	July 6, 2018
Rachel Boulds	56	Chief Financial Officer	February 7, 2020
Jose Berhane Tewolde Serrano		Director, Secretary	April 30, 2025

Noel Schaefer, Director, Chief Executive Officer, has served in a variety of executive and director positions in his 30 plus year career with both domestic and international companies. His emphasis has been with startups by setting up market profiles, developing strategic market placement and refining corporate objectives. Mr. Schaefer has successfully helped to raise funds from both the public and private sectors. He has worked extensively in Far East and Latin America with a particular focus on Mexico. He holds a Bachelor of Science degree from Brigham Young University with an emphasis in Marketing and Finance.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($
Noel Schaefer	2026		$72,000	N/A		N/A	N/A	N/A	N/A	N/A		$72,000
Chief Executive Officer & Director	2025		$72,000	N/A		N/A	N/A	N/A	N/A	N/A		$72,000
Rachel Boulds	2026		$30,300	N/A		8,700	N/A	N/A	N/A	N/A		$39,000
Chief Financial Officer	2025		$27,600	N/A	$	N/A	N/A	N/A	N/A	N/A		$27,600
Ivan Webb)	2026	$	N/A	N/A		N/A	N/A	N/A	N/A	N/A	$	N/A
Former Chief Executive Officer & Director	2025		$3,450	N/A		N/A	N/A	N/A	N/A	N/A		$3,450

Noel Schaefer was appointed Chief Executive Officer on October 15, 2025.
Ivan Webb resigned from all positions on October 15, 2025.
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

Outstanding Equity Awards at Fiscal Year End

For the years ended July 31, 2026 and 2025, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

On January 7, 2026, the Company granted 100,000 shares of common stock to Berhane Tewolde, Director, for services. The shares were valued at $0.174, the closing price on the date of grant, for total non-cash expense of $17,400.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 19, 2026, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Noel Schaefer, Chief Executive Officer, Director	Common stock	2,000,000	1.66%
Rachel Boulds, CFO	Common stock	200,000	0.17%
Jose Berhane Tewolde Serrano, Director, Secretary		100,000	0.08%
All officers and directors as a group (3 persons)	Common stock	2,300,000	1.91%

Victor Miranda, >5% owner	Common stock	30,382,166	25.21%
Labrador Capital SAPI CV (3)	Common stock	5,000,000	4.15%
All others as a group (2 persons)		35,382,166	29.36%

(1)

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(2)	Percentage ownership of common stock is based on 120,029,425 shares of our common stock.

(3)	Victor Miranda is the president of Labrador Capital SAPI CV which is the holder of 5,000,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ending July 31, 2025, Victor Miranda, a former Director, purchased 300,000 shares of common stock for total proceeds of $15,000.

During the year ending July 31, 2025, Robert Campbell, a former Director, purchased 400,000 shares of common stock for total proceeds of $20,000.

For the years ending July 31, 2026 and 2025, total payments of $84,000 and $66,000, respectively, were made to Noel Schaefer, CEO and Director of the Company, for consulting services. As of July, 2026, there is $20,500 due to Mr. Schaefer. As of July 31, 2025, $32,500 is due to Mr. Schaefer and credited to other payables.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2026 and 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2026	July 31, 2025
Audit Fees	$43,500	$40,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$43,500	$40,500

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(101)	Interactive Data File (Form 10-K for the Year Ended July 31, 2026)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN MINERALS & EXPLORATION LTD.
(Registrant)
Dated: November 3, 2026
/s/ Noel Schaefer
Noel Schaefer
Chief Executive Officer & Director

/s/ Jose Berhane Tewolde Serrano
Jose Berhane Tewolde Serrano
Director

/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer